Form 10-K
BORG WARNER SECURITY CORP
filed 1995-03-30
CIK 817945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994    COMMISSION FILE NUMBER: 33-15419

                          ----------------------------

                        BORG-WARNER SECURITY CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                        13-3408028
(State of incorporation)                        (I.R.S. Employer
                                                Identification No.)


                           200 South Michigan Avenue
                            Chicago, Illinois 60604
                                 (312) 322-8500
         (Address and telephone number of principal executive offices)

                          ----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, par value $.01 per share       New York Stock Exchange
9-1/8% Senior Subordinated Notes due 2003    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                          ----------------------------

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X  No
                            ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc. (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)) on March 14, 1995 was approximately $69.3 million. As of March 14, 1995, the registrant had 21,793,425 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

    DOCUMENT                           PART OF FORM 10-K INTO WHICH INCORPORATED
    --------                           -----------------------------------------

The Company's annual report to                Parts I, II and IV
stockholders for the year ended
December 31, 1994

The Company's proxy statement for             Part III
the 1995 annual meeting of stockholders


  BORG-WARNER SECURITY CORPORATION
  FORM 10-K
  YEAR ENDED DECEMBER 31, 1994
  INDEX

  PART I

  Item Number                                               Page
  -----------                                               ----
  1. Business                                                 3
  2. Properties                                              13
  3. Legal Proceedings                                       13
  4. Submission of Matters to a Vote of Security Holders     16


  PART II


  5. Market for the Registrant's Common Stock
         and Related Stockholder Matters                     16
  6. Selected Financial Data                                 17
  7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations       17
  8. Financial Statements and Supplementary Data             17
  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure              18

  PART III


  10. Directors and Executive Officers of the Registrant     18
  11. Executive Compensation                                 18
  12. Security Ownership of Certain Beneficial
          Owners and Management                              18
  13. Certain Relationships and Related Transactions         18


  PART IV


  14. Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                            19

                                     PART I

  ITEM 1.   BUSINESS

     The Company provides a broad line of protective services for its customers, including guard, alarm, armored transport and courier services. The Company believes that, based on revenues and the variety of services offered, it is the largest and broadest-based supplier in the protective services industry in the United States.

  COMPANY'S BUSINESS UNITS

     The Company's protective services business is divided into four business units: guard services, alarm services, armored transport services and courier services. Information concerning the revenues, operating profit or loss and identifiable assets attributable to each of the Company's business units is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements.

     GUARD SERVICES

     The guard services unit provides a variety of guard and related security services under the Wells Fargo(R), Burns(R), Globe(R) and other service marks to over 13,000 government and business customers from approximately 319 locations throughout the United States, and in Canada, Colombia and the United Kingdom. The Company believes that its guard services unit is the largest contract guard services operation in the world, measured by revenues.

     The Company's guard services unit supplies contract uniformed and plainclothes security officers, who may or may not be armed, to perform a wide variety of tasks. These security officers patrol and monitor commercial, financial, industrial, residential and governmental facilities providing deterrence against crime and breach of governmental security regulations and detection of fire, accidents and other casualties. The security officers also monitor electronic systems and control public and employee access to facilities. Specialized assignments include nuclear and conventional electric power plant security, pre-departure screening of passengers and luggage at airports, mailroom services and investigative services, including background investigations of prospective employees.

     The guard services unit employs approximately 76,000 security officers. Security officers undergo a standardized pre-employment screening program that features mandatory drug screening, criminal record checks at the county and municipal court level and verification of consumer credit reports, social security information and driver's license records. Security officers receive classroom orientation and field training in safety, first aid and security techniques and in the handling of specific problems applicable to particular industries or situations.

     The guard services unit markets guard services through approximately 225 sales representatives nationwide and in Canada, Colombia and the United Kingdom. Sales personnel operate out of local branch and sales offices. The guard services unit also bids on contracts with governmental agencies.

     Guard services contracts generally provide for such services on a continuing basis and generally are terminable by either party upon 30 to 60 days notice. Charges for guard services are negotiated with customers and are based upon payment of a specified amount per guard hour. Typically, such charges are adjusted for any change in any law, ruling or collective bargaining agreement causing a change in work hours, wage rates, working conditions or other costs. Investigative services are generally provided under specific arrangements, with charges varying according to the nature of the assignment.

     ALARM SERVICES

     The alarm services unit provides electronic security services in the United States and Canada under the Wells Fargo(R) service mark for its commercial customers and under the Pony Express(R) service mark for its residential customers. In addition, this unit provides an integrated guard, patrol and alarm service to Bel Air, Beverly Hills and other suburbs of Los Angeles under the trade name Bel-Air Patrol. The Company believes that its alarm services unit is one of the largest electronic security service operations in the United States, measured by revenues. The unit has approximately 2,440 full-time and 165 part-time employees.

     Commercial. The alarm services unit designs, installs, monitors and services electronic detection systems located at customers' premises. These systems are tailored to customers' needs and may include intrusion and fire detection, critical process and sprinkler monitoring, access control and closed-circuit television monitoring systems. The Company's alarm systems and devices may be monitored on the premises of the customer by the customer's own personnel or linked through telephone lines or long range radio to one of 12 central stations operated by the Company in the United States and Canada. The Company also services its installed systems.

     The alarm services unit services approximately 79,000 security systems in financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of federal, state and local governments, defense installations, and health care and educational facilities. Commercial accounts represent approximately 90 percent of this unit's revenues.

     The majority of the Company's monitoring contracts are for an initial five-year period with automatic renewal for additional one-year terms, unless terminated by either party. Upon installation, a customer pays an installation fee and agrees to pay an annual service charge for ordinary maintenance and monitoring during the life of the contract. It has been the unit's experience that its customers generally continue the service after expiration of the initial term of the contract and enter into new five-year monitoring contracts. The cost of the installation is capitalized and depreciated over varying periods that have a weighted average life of approximately ten years. Approximately 71 percent of the alarm services unit's revenue for 1994 was derived from service charges for maintenance and central station monitoring.

     The alarm services unit conducts its sales, installation and service operations from 40 branch offices in the United States and Canada, some of which are on the same premises as a monitoring station, and additional satellite offices. The alarm services unit has a nationwide sales force that is separated into broad-based commercial groups, as well as specialized sales teams that address the specific needs of the financial community, engineered systems market and other high growth segments of the industry. One group, for example, focuses on multi-location companies such as national retail chains and fast food outlets that require a single point of control for planning, servicing, monitoring and reporting for all locations.

     In 1994, the alarm services unit was restructured to bring decision-making about service closer to the customer, and to strengthen management's connection with existing operations. Nine regional offices were established to manage the unit's 40 branches. The Company expects that the regional offices will manage most of the administrative issues, while the branch offices devote full attention to sales and service issues. The unit has continued consolidating its monitoring stations into regional monitoring centers in order to reduce costs. Since the beginning of 1991, the Company has reduced the number of its monitoring stations from 34 to 12. The alarm services unit has enhanced customer service through intensive training programs for sales, management, installation and service employees and more sophisticated operational controls.

     The alarm services unit also makes direct sales of security equipment to government and commercial users (including other companies in the alarm business) and designs, assembles and sells engineered systems for commercial fire suppression.

     Residential. The alarm services unit also installs fire and intrusion protection systems for residential customers under the Pony Express(R) service mark. Residential customer sales, service and monitoring are generally performed from the same facilities as for commercial accounts. Residential systems are installed by the Company with monitoring agreements and often with maintenance agreements. The majority of the residential monitoring contracts are for an initial period of three to five years with automatic renewal for additional one-year terms, unless terminated by either party. The unit services approximately 27,000 residential security systems.

     Bel-Air Patrol. The Company also provides a complete protective package, including central station alarm service and surveillance systems, security guards and day and night patrols, to residents in Bel Air and Beverly Hills and other nearby communities of Los Angeles. The Company provides these services to approximately 13,000 customers under the trade name Bel-Air Patrol.

     The alarm services unit purchases electronic equipment and component parts for systems from a number of suppliers, and is not dependent upon any single source for such equipment or parts.

     ARMORED TRANSPORT SERVICES

     The armored transport services unit is a security-related cash services business that provides traditional armored transport services, automatic teller machine ("ATM") services and cash management services in the United States under the Wells Fargo(R) service mark. The unit employs approximately 7,000 employees at approximately 125 facilities throughout the United States and Puerto Rico.

     Armored Transport. The Company provides vault storage and specialized, secure transportation services using armed guards in carrying currency, securities and other valuables for banks and national and local retail customers. Despite the widespread use of credit cards and wire transfers, billions of dollars of currency, securities and other valuables are transported daily as part of the United States economy. The Company's armored transport business uses a fleet of approximately 2,100 vehicles to transport approximately $5 billion of currency and securities each business day. The Company believes it is the second largest armored transportation operation in the United States, measured by revenues.

     The Company provides armored transport services for over 15,000 customers, including NationsBank, K-Mart and Wal Mart. Most of the customer contracts are for a multi-year term with automatic renewal for additional one-year terms, unless terminated by either party. It has been the unit's experience that its customers generally continue the service after the initial term of the contract.

     The armored transport services operation has a sales force of approximately 40 people dedicated to the solicitation of transportation-related accounts and a separate sales force that focuses solely on transportation-related accounts for national retail customers. Approximately 45 percent of the armored transport unit's revenue in 1994 was derived from retail customers. The Company believes that retail customers provide an opportunity for significant growth in the armored transport business.

     Generally, the Company assumes responsibility for the safe arrival at the destination of transported commodities. The armored transport unit maintains a risk management department that is responsible for loss prevention, security investigation, employee safety and training and coordination with local and federal law enforcement personnel.

     ATM Servicing. The armored transport unit also provides special services to approximately 18,000 ATMs on a national basis. The Company believes it is the leading servicer of ATMs in the United States, measured by both revenues and the number of ATMs serviced.

     The Company controls its ATM services through an automated national dispatching center located in Columbia, Maryland. The dispatch center coordinates all customer requests and directs field technicians throughout the country. The automation system provides detailed service confirmation data both internally and to the customer. ATM servicing is a time-critical business and the Company guarantees a response time of 90 minutes or less to its major accounts.

     During 1994 the Company expanded its service to offer financial institutions a complete range of management and maintenance services for ATM networks. The Company provides cash preparation and replenishment, deposit collection and verification, on-site balancing of ATM funds, preventive maintenance and first and second line maintenance services, including necessary hardware maintenance. The Company also sells refurbished ATM equipment.

     In January 1994 the Company's ATM servicing unit acquired the assets of Shields Business Machines, Inc., a New Jersey-based servicer of approximately 2,000 ATMs in Pennsylvania, New Jersey and New York.

     The Company's ATM servicing unit has a sales force of approximately five persons. Most of the customer contracts are for a multi-year term with automatic renewal for additional one-year terms, unless terminated by either party.

     Cash Management Services. The armored transport unit also provides cash management services to approximately 500 financial institutions and retail customers. These highly automated services include currency storage and preparation, micro-encoding of checks, deposit verification and consolidation, coin wrapping and storage and food stamp processing. The Company's cash management services represent a growing component of service as both financial and retail institutions increasingly are outsourcing such operations. Existing customers of the armored transport and ATM services operations represent a potential market for the Company's cash management service. Most of the customer contracts are for a multi-year term with automatic renewal for additional one-year terms, unless terminated by either party.

     COURIER SERVICES

     The courier services unit transports time-sensitive packages for commercial businesses and non-negotiable financial documents for Federal Reserve banks and financial institutions through 39 branch and 70 satellite offices in 32 states under the Pony Express(R) service mark. The unit provides ground courier services through a fleet of approximately 3,300 vehicles and commercial and charter air service for longer distance or extremely time-critical shipments. During 1994 the courier services unit handled approximately 22 million shipments and traveled approximately 230 million miles.

     Although the Pony Express service mark traces its roots to the Pony Express of Old West fame, the present courier operation began as a financial commodity courier transporting cancelled checks and other non-negotiable financial documents among financial institutions as a part of the armored transportation unit. While shipments of non-negotiable financial documents are still a substantial part of the unit's business, the courier services unit also delivers small packages, particularly business-to-business shipments of parts, extremely urgent mail, film, medical and pharmaceutical supplies and other commodities. The primary focus of the courier service unit is same-day or next-day service by ground transportation in intrastate and regional interstate markets. In 1994, approximately 40 percent of the unit's net service revenues were derived from business involving shipments with a transit time of eight hours or less. The typical customer ships multiple, time-critical, small shipments on a daily or weekly basis from one or more locations to one or more other locations within a 500-mile radius. The Company may design a customized distribution system initially for one or two large customers and make available to smaller customers the excess capacity on such system.

     The courier services unit attempts to meet customer needs for secure transportation through flexible and customized services. Shipments are picked up and delivered by uniformed courier guards who are trained in security measures. The unit has developed sophisticated information systems that provide automated billing, computer-assisted routing and package tracking and other programs that enhance customer service. The unit is expanding its use of PonyTrak(TM), an electronic tracking system that uses a hand-held scanner to record pickup and delivery times, dates and locations by reading package bar codes. The Company offers services outside of normal business hours that sometimes require couriers to unlock and enter customer premises and secure premises when leaving.

     The unit employs approximately 6,000 persons. The unit owns approximately 1,400 vehicles and leases the remainder from its employees. The Company believes such lease arrangements provide a competitive advantage because such employees tend to provide better customer service, drive more safely and have a more vested interest in the success of the business.

     The courier services unit operates both as a common and contract carrier and uses a combination of tariffs and shipping contracts to control the terms, conditions and rates applicable to the transportation of shipments. Rates are dependent upon many factors, including the weight and type of the shipped item, the distance and urgency of the shipment and the geographical location.

  COMPETITION

     The guard services unit competes with major national firms, including Pinkerton's Inc. and The Wackenhut Corporation, and numerous smaller regional and local companies providing similar services. Competition in the security guard industry is based on price in relation to the quality of service, the scope of services performed, the extent and quality of guard supervision, recruiting and training and name recognition.

     The alarm services unit competes with major national firms, including ADT, Inc., the Protection Securities Division of Honeywell, Inc. and The National Guardian Corporation, and numerous smaller regional and local companies. ADT, Inc., which provides primarily residential alarm services, is materially larger than the Company's alarm services unit. Competition in the alarm services industry is based on price in relation to the quality of service, the scope of alarm installation and service, and the level of technological and engineering sophistication.

     The armored transport unit competes with major national firms, including Brink's Incorporated (a subsidiary of The Pittston Company) and Loomis Armored Inc., and numerous smaller regional and local companies. On a worldwide basis, Brink's Incorporated is materially larger than the Company's armored transportation unit. Competition in the armored transport industry is based primarily on price in relation to quality of service, the scope of services performed, quality of cargo insurance and name recognition.

     The courier services unit competes with numerous regional and local courier companies. Competition in the courier industry is based primarily on price in relation to quality of service and size and configuration of distribution routes. Because of low barriers to entry in some areas, smaller local competitors with substantially lower overhead expenses are often able to compete effectively with the Company for local shipments.

  REGULATION

     Due to the nature of the Company's business, its operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements.

     The Company's guard services operations are subject to a variety of city, county and state firearm and occupational licensing laws. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges, identification cards and uniforms and imposing minimum bond surety and insurance requirements. Federal legislation has been introduced relating to security officer qualification and training. Similar legislation is pending in several states. The Company generally supports the creation of standards for the industry and does not expect that the establishment of such standards will have a material affect on its guard services operations.

     The Company's alarm services operations are subject to regulatory requirements of federal, state and local authorities. In addition, this unit relies upon the use of telephone lines to transmit signals, and the cost of such lines and the type of equipment which may be used are currently regulated by both federal and state governments. In some instances, the Company contracts with the local government to permit it to link a customer's business or home directly into the local police or fire department station for which it may pay a fee to such local government. As a result of a high incidence of false alarms in some communities, some local governments have imposed assessments, fines and penalties on customers based on the number of false alarms reported, or have restricted police response to systems producing excessive false alarms.

     The Company's armored transport and courier operations are subject to the regulations of the Interstate Commerce Commission ("ICC") and various state commerce commissions governing safety and insurance matters. Operations are conducted both as a common carrier and as a contract carrier under certificates and permits issued by the ICC. Such operations are also subject to regulation by federal and state agencies with respect to safety of employees, operations and equipment, vehicle emissions and underground fuel storage tanks.

     From time to time, in the ordinary course of business, the Company is subjected to penalties or fines as the result of licensing irregularities or the misconduct of one or more of its agents or employees. In addition, under principles of common law, the Company can generally be held liable for acts or omissions of its agents or employees performed in the course and scope of their employment. In addition, some states have statutes that expressly impose on the Company legal responsibility for the conduct of its employees.

  RISK MANAGEMENT

     The nature of the services provided by the Company potentially exposes it to greater risks of liability for employee acts, injuries (including workers' compensation claims) or omissions than may be posed by other service businesses. See "--Regulation."

     The Company often obtains customer indemnification or liability limitations in its contracts to mitigate this risk exposure. In addition to self-insurance reserves, the Company carries insurance of various types, including general liability coverage. The Company obtains such insurance at rates and upon terms negotiated periodically with various underwriters. The loss experience of the Company and, to some extent, other protective services companies affects premium rates charged to the Company. The Company generally maintains insurance coverage for punitive damages, although the laws of many states limit or prohibit insurance coverage for liability for punitive damages. The Company does not believe that limitations on, or the uncertainty of, insurance coverage for punitive damages in certain states in which it operates is likely to be material, based upon the Company's prior experience with punitive damages claims. The Company also attempts to manage its risk liability through analysis of customer facilities and transportation routes and employee screening, training, supervision and evaluation.

  EMPLOYEES

     The Company's business is labor intensive and, accordingly, is affected by the availability of qualified personnel and the cost of labor. Although the protective services industry is characterized generally by high turnover, the Company believes its experience compares favorably with that of the industry. The Company has not experienced any material difficulty in employing suitable numbers of qualified security guards and other employees. The Company considers its relations with its employees to be generally satisfactory.

     The Company is a party to collective bargaining agreements with various local unions covering approximately 8,836 employees. The collective bargaining agreements expire at various dates from 1995 to 2000 and relate, among other things, to wages, hours and conditions of employment. Under section 9(b)(3) of the National Labor Relations Act, if a union admits to membership, or is affiliated directly or indirectly with a union that admits to membership, employees other than guards, an employer of guards can refuse to bargain with such union and such union cannot be certified as the representative of a unit of guards. As a result, the Company has in many instances refused to recognize or withdrawn recognition of labor organizations that admit as members employees other than guards.

     The NLRB has certified various locals of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America as the exclusive collective bargaining representative of certain of its courier services employees. The unit is engaged in contract negotiations with such representative. During 1994 such representative called strikes at branches located in 12 cities. As of the end of 1994, strikes have been abandoned at all locations with striking employees returning to work.

  TRADEMARKS AND PATENTS

     The Wells Fargo(R), Pony Express(R) and Burns(R) service marks are especially important to the Company's business. The Company believes that its rights in these marks are adequately protected and of unlimited duration. While the Company has patents it considers to be important to the overall conduct of its business, it does not consider any particular patent, or group of related patents, essential to its operations. The Company's 13 United States patents, which generally relate to the Company's alarm services unit, expire between 1997 and 2008, and the Company's 18 foreign patents, which generally relate to the Company's alarm services unit, expire between 1995 and 2009. For both the United States and the foreign patents, their expiration, individually, and in the aggregate, is not expected to have any material effect on the Company's financial condition or results of operations.

  EXECUTIVE OFFICERS

     Set forth below are the names, ages, positions and certain other information concerning the current executive officers of the Company as of March 1, 1995. On March 27, 1995 the Company announced that J. Joe Adorjan had been named President and Chief Operating Officer. He is expected to become Chairman and Chief Executive Officer of the Company after a transition period.


  NAME                               AGE          POSITION WITH COMPANY

  Donald C. Trauscht..................61      Chairman of the Board, Chief
                                              Executive Officer and President;
                                              Director

  Neal F. Farrell.....................60      Executive Vice President;
                                              Director

  John D. O'Brien.....................52      Senior Vice President

  Timothy M. Wood.....................47      Vice President, Finance

  Edwin L. Lewis......................49      Vice President--Law


     Mr. Trauscht has been a director of the Company since 1987, Chief Executive Officer and President of the Company since January 1992 and Chairman of the Board of Directors since December 1992. He was Chief Operating Officer and President from September 1991 to January 1992 and Chief Operating Officer and Vice President from 1990 to 1991; Vice President-Finance and Strategy from 1987 to 1990. He is also a director of Baker Hughes Incorporated, Blue Bird Corporation, Borg-Warner Automotive, Inc., Esco Electronics Corporation and Thiokol Corporation.

     Mr. Farrell has been Executive Vice President and a director of the Company since January 1992. He was Vice President, Chief Financial Officer and General Counsel from 1990 to January 1992; Vice President and General Counsel from 1987 to 1990. He is also a director of Calumet Steel Co.

     Mr. O'Brien has been Senior Vice President of the Company since 1993 and was Vice President of the Company from 1987 to 1993. He is also a director of Borg-Warner Automotive, Inc.

     Mr. Wood has been Vice President, Finance of the Company since 1994 and was Vice President and Controller of the Company from 1987 to 1994.

     Mr. Lewis has been Vice President--Law of the Company since January 1995. He was Vice President--Law of the Company's guard services unit from 1991 to 1994 and was Vice President--Law of the Company's alarm services unit from 1983 to 1991.

     Each of the executive officers named above was elected by the Board of Directors to serve in the office indicated until his successor is elected and qualified.


  ITEM 2.   PROPERTIES

     The Company and its subsidiaries maintain armored transport and courier terminals, central alarm stations, plants and general offices in various cities in the United States, Puerto Rico, Canada, the United Kingdom and Colombia. At December 31, 1994, the guard services unit occupied approximately 319 branch and satellite offices, all but one of which were leased. At December 31, 1994, the alarm services unit operated 12 central stations (10 of which are on the same premises as branch offices), of which 6 were leased, 28 additional branch and 48 separate satellite offices, of which 20 branches and all satellites were leased. At December 31, 1994, the armored services unit occupied 125 facilities, of which 108 were leased, and 45 of which contained vaults. At December 31, 1994, the courier services unit occupied approximately 109 branches and satellites, of which all but four were leased. The Company leases approximately 100,000 square feet of office space in Chicago, Illinois for its executive offices. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.


  ITEM 3.   LEGAL PROCEEDINGS

     The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In certain of such actions, plaintiffs request punitive or other damages that may not be covered by insurance. In addition, the Company has been subject to claims and suits relating to certain discontinued operations. The most important of these legal proceedings are discussed below. The Company believes that the various asserted claims and litigation in which it is currently involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such claim or litigation. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. These provisions include both legal fees and possible outcomes of legal proceedings (including the environmental matters discussed below).

     Centaur Litigation

     Centaur Insurance Company ("Centaur"), a discontinued property and casualty insurance subsidiary, ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. The foregoing has resulted in one pending lawsuit against the Company for recovery of alleged damages from the failure of Centaur to satisfy its reinsurance obligations. Certain former officers and directors of the Company's current and former subsidiaries have been named as defendants in such lawsuit and the Company has agreed to indemnify such individuals. Centaur is not a defendant in this lawsuit against the Company. Although the Illinois Director of Insurance has not made any claims against the Company for any of Centaur's liabilities, the Illinois Director of Insurance has requested, and the Company has agreed to, an extension of the statute of limitations for any such claims.

     As of December 31, 1993, Centaur's total liabilities were $135 million and its deficit in net worth was $54.7 million, according to financial statements submitted on behalf of the Illinois Director of Insurance. Such financial statements were presented on a liquidating basis with assets carried at their market value or estimated realizable value and liabilities carried at their present value through the provision of a present value discount. Although Centaur is a subsidiary of the Company, the Company does not operate Centaur and has no responsibility for, nor does it participate in the preparation of, such financial statements. Centaur's financial results, assets and liabilities are not reflected in the Company's financial statements.

     In June 1988, the Insurance Commissioner of the State of California as trustee of Mission Insurance Trust and four other affiliated insurance companies filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and certain of its current and former subsidiaries alleging damages resulting from the failure of Centaur to satisfy its reinsurance obligations. This lawsuit alleges damages to plaintiff, as Trustee of Mission Insurance Company, Mission National Insurance Company, Enterprise Insurance Company, Holland-America Insurance Company and Mission Reinsurance Corporation, based on (i) conduct justifying piercing the corporate veil, (ii) fraud and (iii) negligent misrepresentation. Plaintiff seeks judgment in the amount of the insurance companies' current losses, which allegedly total approximately $14.2 million, plus a declaratory order that the Company pay future losses alleged to exceed $66 million. The complaint was amended in 1989 to add 11 former officers and directors of the Company's current and former subsidiaries as defendants and to allege additional causes of action based on (i) breach of fiduciary duty and imposition of personal liability, (ii) fraudulent conveyance, (iii) constructive trust and (iv) conspiracy and additional current losses totalling more than $9.8 million and to add a claim for punitive damages in the amount of $270 million.

     In 1989, the Company filed a motion to dismiss or stay the action, pending resolution of Centaur's rehabilitation in Illinois. The court declined to dismiss the action, but entered an order staying the action until the rehabilitation proceeding is resolved, except that the parties may pursue discovery to preserve evidence. In 1992, the Centaur rehabilitator filed a motion to intervene and dismiss the complaint on the grounds that the plaintiff lacked standing and that its claims were not ripe for adjudication. The motion is pending. In 1993, six of the 11 individual defendants were dismissed from the lawsuit. In September 1994, the court effectively lifted its stay. Active discovery is now being pursued. The Company intends to defend this lawsuit vigorously.

     The Company believes that any damages for failure to satisfy reinsurance obligations are solely the responsibility of Centaur and that the resolution of the lawsuit relating to Centaur, including the Company's indemnification obligations to former officers and directors, will not have a material adverse effect on its financial position or future operating results; however, no assurance can be given as to the ultimate outcome with respect to such lawsuit.

     Environmental Proceedings

     The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse affect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in its financial statements in the aggregate amount of approximately $12 million (relating to environmental matters with respect to discontinued operations of the Company). The Company believes that such provisions for indicated environmental liabilities have been established on a basis consistent with generally accepted accounting principles. If any environmental liability claim relating to the Company's former chemical and plastics business is made, the Company is indemnified by the purchaser of such business, General Electric Company. Since the disposition, the Company has notified General Electric Company of various claims made with respect to the Company's former chemical and plastics business and General Electric Company has assumed all of such claims and has not contested its indemnification obligations. There is no dollar limitation on the General Electric Company's indemnification obligations and there are no other material limitations or exclusions with respect thereto. If any environmental liability claim relating to the operations of Borg-Warner Automotive, Inc. ("BW-Automotive") is made, the Company will be indemnified by BW-Automotive. There is no dollar limitation on BW-Automotive's indemnification obligations and there are no other material limitations or exclusions with respect thereto.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1994.


  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     On January 20, 1993, the Company's Common Stock was listed for trading on the New York Stock Exchange. Prior to that date, there was no established public trading market for shares of Common Stock. As of March 14, 1995, there were approximately 180 holders of record of Common Stock.

     The Company has neither paid nor declared any cash dividends on its Common Stock during the last two years. The payment of dividends by the Company is subject to certain restrictions under the terms of the Company's indebtedness. Under the terms of its credit facility, the Company will be permitted to pay cash dividends with respect to its Common Stock beginning in 1995, subject to certain limitations and restrictions, including that no event of default under such facility has occurred and is continuing; that after giving effect to such dividend the Company meets certain debt and interest coverage ratios; and that the aggregate amount of dividends be limited to the lesser of (a) 50% of the Company's consolidated excess cash flow (as defined in the facility) for the immediately preceding year or (b) $5 million in 1995, $10 million in 1996, $15 million in 1997, $20 million in 1998 and $25 million in 1999.

     The Company currently intends to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction of outstanding indebtedness. Accordingly, the Company does not expect to be able to nor does it expect to pay cash dividends in the foreseeable future.

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter during 1993 and 1994 were:

            Quarter ended          High        Low
            -------------         -------    -------

  1993      March 31              $22 5/8    $19 5/8
            June 30                22 1/4     19 5/8
            September 30           22 7/8     18
            December 31            20 1/2     18 1/4

  1994      March 31              $22        $16 3/8
            June 30                16 7/8     10 3/4
            September 30           12 3/4     10 5/8
            December 31            11 1/8      8 1/4

  ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1994, with respect to the following line items shown under the "Consolidated Statistical Review" (set forth on page 12) in the Annual Report is incorporated herein by reference and made a part of this report: Net service revenues; earnings (loss) from continuing operations; earnings (loss) from continuing operations per share; total assets and total debt.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management's Discussion and Analysis of Results of Operations and Financial Condition (set forth on pages 14 through 19) in the Annual Report are incorporated herein by reference and made a part of this report.


  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements (including the notes thereto) of the Company (set forth on pages 20 through 40) in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1994 and 1993 is set forth in Note 14 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedules."

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors and nominees for election as directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors" on pages 1 through 3 of the Company's proxy statement for the 1995 annual meeting of stockholders. Information with respect to executive officers of the Company is set forth in part I of this report. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Compliance" on page 6 of the Company's proxy statement for the 1995 annual meeting of stockholders.


  ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" on pages 7 through 9, and "Compensation of Directors" on page 4, of the Company's proxy statement for the 1995 annual meeting of stockholders.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's common stock, by directors and nominees for director of the Company and by all directors and executive officers of the Company as a group is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 5 and 6 of the Company's proxy statement for the 1995 annual meeting of stockholders.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on pages 12 through 16 of the Company's proxy statement for the 1995 annual meeting of stockholders.

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth on pages 20 through 40 of the Annual Report, are incorporated herein by reference:

            Consolidated Balance Sheet--December 31, 1994 and 1993

            Consolidated Statement of Operations--three years ended December 31, 1994

            Consolidated Statement of Cash Flows--three years ended December 31, 1994

            Consolidated Statement of Stockholders' Equity--three years ended December 31, 1994

            Notes to Consolidated Financial Statements

     (a)(2) The following report of independent auditors and financial statement schedule of the registrant and its consolidated subsidiaries are included herein:

            Report of Deloitte & Touche LLP, independent auditors

            II    Valuation and Qualifying Accounts

     Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) The exhibits listed in the "Exhibit Index."

     (b)    Reports on Form 8-K.

                  No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1994.

   EXHIBIT
   NUMBER                           DOCUMENT DESCRIPTION
   ------                           --------------------



                                 EXHIBIT INDEX

   *3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   *3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   *4.1 Credit Agreement dated as of January 27, 1993 ("Credit Agreement") among the Company, the lenders party thereto and the administrative agent named therein (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), as amended by the First Amendment thereto (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1994).

   *4.2 Credit Agreement dated as of January 27, 1993 ("L/C Agreement") among the Company, the banks party thereto and the agent named therein (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), as amended by the First Amendment thereto (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1994).

   *4.3 Indenture dated as of January 15, 1983 by and between Borg-Warner and Harris Trust & Savings Bank, Trustee, entered into in connection with the registration of up to $150 million of debt securities and under which Borg-Warner issued 8% Notes due April 1, 1996 (incorporated by reference to Exhibit 9(d) to Registration Statement No. 2-81437).

   *4.4 Supplemental Indenture dated as of December 31, 1987 to the Indenture dated as of January 15, 1983 by and between the Company and Harris Trust and Savings Bank (incorporated by

   EXHIBIT
   NUMBER                           DOCUMENT DESCRIPTION
   ------                           --------------------


                  reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the Ten Months ended October 31, 1987).

   *4.5 Form of Security for 8% Notes due April 1, 1996 (incorporated by reference to Exhibit 4.8 to Registration Statement No. 33-53480).

   *4.6 Indenture dated as of April 1, 1986 by and between Borg-Warner and Harris Trust and Savings Bank, entered into in connection with the registration of up to $150,000,000 of Debt Securities and Warrants to Purchase Debt Securities for issuance under a shelf registration on Form S-3 (incorporated by reference to Registration Statement No. 33-4670).

  *4.7 Indenture dated as of May 3, 1993 by and between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993).

   4.8 Second Amendment and Consent to Credit Agreement dated as of March 15, 1995.

   4.9            Fifth Amendment to L/C Agreement dated as of March 15, 1995.

  +*10.1 Borg-Warner Security Corporation Directors Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

  +*10.2 Borg-Warner Security Corporation Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988), as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1989).

   *10.3 Form of Indemnification Agreement dated September 23, 1986 between the Company and Messrs. Farrell, O'Brien, Trauscht and

   EXHIBIT
   NUMBER                           DOCUMENT DESCRIPTION
   ------                           --------------------



                  Wood (incorporated by reference to Exhibit 10.17 to Borg-Warner's Annual Report on Form 10-K for the year ended December 31, 1986).

  +*10.4 Borg-Warner Corporation Management Stock Option Plan, as amended through January 19, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   *10.5 Form of Recourse Secured Promissory Note (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

  +*10.6 Form of Employment Agreement for Messrs. Farrell, O'Brien, Trauscht and Wood (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-15419).

  +*10.7 Form of Amendment of Employment Agreement for Messrs. Farrell, O'Brien, Trauscht and Wood, dated January 19, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1988).

  +*10.8 Form of Amendment of Employment Agreement for certain executives of the Company (incorporated by reference to Exhibits 10.12 and 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

  + 10.9          Borg-Warner Retirement Savings Plan, as amended through
                  January 1, 1995.

  + 10.10 Borg-Warner Security Corporation Supplemental Benefits Compensation Program.

   *10.11 Distribution and Indemnity Agreement dated as of January 27, 1993 between the Company and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992).

   EXHIBIT
   NUMBER                           DOCUMENT DESCRIPTION
   ------                           --------------------



   *10.12 Tax Sharing Agreement dated as of January 27, 1993 between the Company and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   *10.13 Benefits Agreement dated as of January 27, 1993 between the Company and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

  +*10.14 Borg-Warner Security Corporation 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992).

   *10.15 Service Agreement dated as of December 31, 1992 between the Company and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

    10.16 Assignment of Trademarks and License Agreement dated as of November 2, 1994 between the Company and Borg-Warner Automotive, Inc.

    10.17 Transfer and Administration Agreement dated as of November 21, 1994 among BPS Financial Services, Inc., the Company and Enterprise Funding Corporation.

   *10.18 Consulting Agreement dated as of September 1, 1993 between the Company and H. Norman Schwarzkopf (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   *10.19 Administrative Services Agreement dated as of January 1, 1994 between the Company and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1993).

   EXHIBIT
   NUMBER                           DOCUMENT DESCRIPTION
   ------                           --------------------



   *10.20 Government Relations Agreement dated as of January 1, 1994 between the Company and Borg-Warner Automotive, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1993).

  + 10.21 Borg-Warner Security Corporation Retirement Savings Excess Benefit Plan, as amended and restated through January 1, 1995.

  11              Computation of earnings per share.

  13              1994 Annual Report to Stockholders.

  21              Subsidiaries of the Company.

  23              Consent of Deloitte & Touche LLP.

  27              Financial Data Schedule.
--------------------

     *      Incorporated by reference.
     + Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

  BORG-WARNER SECURITY CORPORATION


  By /s/ Donald C. Trauscht
     ----------------------
  Donald C. Trauscht
  Chairman of the Board, Chief Executive Officer
  and President

  Date: March 23, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THIS DAY OF MARCH 23, 1995.


  Signature                                Title
  ---------                                ------


  /s/ Donald C. Trauscht                   Chairman of the Board, Chief
  ----------------------                   Executive Officer and President
  Donald C. Trauscht                       and Director (Principal Executive
                                           Officer)

  /s/ Timothy M. Wood                      Vice President, Finance
  -------------------                      (Principal Financial and Accounting
  Timothy M. Wood                          Officer)



  /s/ J. Joe Adorjan                       Director
  ------------------
  J. Joe Adorjan


  /s/ James J. Burke, Jr.                  Director
  -----------------------
  James J. Burke, Jr.


  /s/ Neal F. Farrell                      Director
  -------------------
  Neal F. Farrell

  /s/ Albert J. Fitzgibbons, III           Director
  ------------------------------
  Albert J. Fitzgibbons, III



  /s/ Dale W. Lang                         Director
  ----------------
  Dale W. Lang



  /s/ Robert A. McCabe                     Director
  --------------------
  Robert A. McCabe



  /s/ Alexis P. Michas                     Director
  --------------------
  Alexis P. Michas



  /s/ H. Norman Schwarzkopf                Director
  -------------------------
  H. Norman Schwarzkopf

                                                                     SCHEDULE II

                       BORG-WARNER SECURITY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


             Column A                       Column B             Column C             Column D      Column E
             --------                       --------     ------------------------     --------      --------
                                                                 Additions
Years Ended December 31,                                    (1)           (2)
                                           Balance at    Charged to    Charged to                    Balance
                                           Beginning      Costs and      Other                      at Close
           Description                     of Period      Expenses      Accounts     Deductions     of Period
           -----------                     ----------    ----------    ----------    ----------     ---------
1992
  Allowance for Doubtful Accounts            $  8.1        $  5.1        $  0.4        $  5.4        $  8.2
                                             ======        ======        ======        ======        ======
1993
  Allowance for Doubtful Accounts            $  8.2        $  4.2        $  0.5        $  4.1        $  8.8
                                             ======        ======        ======        ======        ======
1994
  Allowance for Doubtful Accounts            $  8.8        $  5.5        $  1.5        $  8.1        $  7.7
                                             ======        ======        ======        ======        ======

  INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders
  Borg-Warner Security Corporation

  We have audited the financial statements of Borg-Warner Security Corporation as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 10, 1995 (except as to the fourth sentence of the fifth paragraph of Note 5, for which the date is March 15, 1995); such financial statements and report are included in the 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Borg-Warner Security Corporation listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



  DELOITTE & TOUCHE LLP


  Chicago, Illinois
  February 10, 1995