Form 10-Q
period 1995-03-31
BORG WARNER SECURITY CORP
filed 1995-05-12
CIK 817945

===========================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT


                        Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1995
                        Commission file number: 33-15419


                      BORG-WARNER SECURITY CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   13-3408028
- -----------------------------                   ---------------------
State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization                    Identification No.)



200 South Michigan Avenue, Chicago, Illinois           60604
- --------------------------------------------        -------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (312) 322-8500
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO
                                        -----    -----

On April 30, 1995 the registrant had 21,985,948 shares of Common Stock and 1,149,600 shares of Series 1 Non-Voting Common Stock outstanding.

=============================================================================

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1995


                                     INDEX

                                                            Page No.
                                                            --------

     PART I.  Financial Information
              ---------------------

      Item 1. Financial Statements

        Condensed Consolidated Balance Sheet
         at March 31, 1995 and December 31, 1994 . . . . . . . .  2

        Consolidated Statement of Earnings for
         the three months ended March 31, 1995 and 1994. . . . .  3

        Condensed Consolidated Statement of Cash Flows for
         the three months ended March 31, 1995 and 1994  . . . .  4

        Notes to the Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . .  5

      Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . 10

     PART II.  Other Information
               -----------------

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 14

      Item 2.  Changes in Securities . . . . . . . . . . . . . . 15

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . 15

      Item 4.  Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . 15

      Item 5.  Other Information . . . . . . . . . . . . . . . . 15

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 15

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 16

                         Part I. Financial Information

     Item 1. Financial Statements
             --------------------

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                               March 31,  December 31,
                                                 1995         1994
                                               ---------  ------------

     ASSETS
     ------
      Cash and cash equivalents                   $ 17.5        $ 15.8
      Receivables, net                             121.7         106.7
      Inventories                                   12.9          12.2
      Other current assets                          28.2          24.8
                                                  ------        ------
         Total current assets                      180.3         159.5
      Property, plant and equipment at cost        529.3         537.7
      Less accumulated depreciation                246.5         242.6
                                                  ------        ------
        Net property, plant and equipment          282.8         295.1
      Net excess purchase price
        over net assets acquired                   283.5         286.5
      Deferred tax asset                            51.2          50.8
      Other assets                                  51.0          38.4
                                                  ------        ------
                                                  $848.8        $830.3
                                                  ======        ======


     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------
      Notes payable                               $  9.8        $ 14.5
      Accounts payable and accrued expenses        183.4         181.8
                                                  ------        ------
         Total current liabilities                 193.2         196.3
      Long-term debt                               476.4         454.0
      Other long-term liabilities                  134.8         136.2

      Capital stock:
        Common stock                                 0.3           0.2
        Series I non-voting common stock               -             -
        Preferred stock                                -             -
      Other stockholders' equity                    44.1          43.6
                                                  ------        ------
         Total stockholders' equity                 44.4          43.8
                                                  ------        ------
                                                  $848.8        $830.3
                                                  ======        ======


                (See accompanying notes to financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)



                                              Three Months Ended March 31,
                                             ------------------------------
                                                  1995            1994
                                                 ------          ------
     Net service revenues                        $462.4          $439.1

     Cost of services                             372.4           349.6
     Selling, general and
      administrative expenses                      57.7            52.7
     Depreciation                                  14.9            14.3
     Amortization of excess purchase
      price over net assets acquired                3.8             4.1
     Other income                                     -            (0.5)
     Interest expense and finance charges          13.8            11.9
                                                 ------          ------
      Earnings(loss) before income taxes           (0.2)            7.0
     Provision (benefit)for income taxes           (0.3)            2.8
                                                 ------          ------
      Net earnings                               $  0.1          $  4.2
                                                 ======          ======


     Net earnings per share                      $    -          $  .18
                                                 ======          ======



              (See accompanying notes to financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                             Three Months Ended
                                                                  March 31,
                                                               1995      1994
                                                             --------  --------
OPERATING:
 Net earnings                                                 $  0.1    $  4.2
 Adjustments to reconcile net earnings to net
  cash flows provided by operating activities:
   Non-cash charges to earnings:
     Depreciation and amortization                              18.7      18.4
     Amortization of debt discounts                              0.4       0.5
   Changes in assets and liabilities:
     Decrease in receivables                                     9.0       2.5
     (Increase) in other current assets                         (4.1)     (2.3)
     Increase in accounts payable and accrued expenses           1.6      14.4
     Net change in other long-term assets and liabilities       (4.1)     (1.9)
   Cash used for discontinued Centaur operations                (0.9)        -
                                                              ------    ------
    Net cash provided by operating activities                   20.7      35.8
                                                              ------    ------

INVESTING:
 Capital expenditures and investments in sales-type
  leases                                                       (13.3)    (17.0)
 Payments related to businesses acquired                           -      (9.5)
 Proceeds from sales of other assets                             0.7       0.4
                                                              ------    ------
    Net cash (used in) investing activities                    (12.6)    (26.1)
                                                              ------    ------
FINANCING:
 Net increase (decrease) in notes payable                       (4.7)      3.4
 Increases in long-term debt                                    51.4       8.1
 Reductions in long-term debt                                  (29.4)    (20.9)
 Net increase (decrease) in receivables sold                   (24.0)      2.0
 Sales of treasury common stock                                  0.3       0.7
                                                              ------    ------
    Net cash (used in) financing activities                     (6.4)     (6.7)
                                                              ------    ------
NET  INCREASE  IN CASH AND CASH EQUIVALENTS                      1.7       3.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                15.8      11.2
                                                              ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 17.5    $ 14.2
                                                              ======    ======

               (See accompanying notes to financial statements)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

  (2) The allowance for doubtful accounts was $7.3 million at March 31, 1995 and $7.7 million at December 31, 1994. The accumulated amortization on excess purchase price over net assets acquired was $82.2 million at March 31, 1995 and $78.5 million at December 31, 1994. The outstanding balance of receivables sold at March 31, 1995 was $88.0 million, compared with $112.0 million sold at December 31, 1994.

  Net cash payments for interest and income taxes were as follows (in millions of dollars):

                                                    Three Months Ended
                                                         March 31,
                                                       1995    1994
                                                       ----    ----
      Interest paid                                    $ 9.4   $ 6.3
      Income taxes refunded                             (2.4)   (9.8)

  (3) The Company's $(0.3)million and $2.8 million provision for income taxes for the three months ended March 31, 1995 and 1994 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

  (4) The following tables summarize the capitalization of the Company at March 31, 1995 and December 31, 1994 (in millions of dollars):


                                     March 31, 1995       December 31,1994
                                   ------------------    ------------------
  DEBT                             Current  Long-Term    Current  Long-Term
                                   -------  ---------    -------  ---------
  Bank borrowings (at an average
   rate of 7.5% in 1995 and 5.4%
   in 1994; and 7.4% at March 31,
   1995)                            $  -      $ 60.0       $  -     $ 88.0
Bank revolving commitment
 loan due through 1999 (at
 an average rate of 8.3% in
 1995 and 7.6% in 1994; and
 8.2% at March 31, 1995)               -       156.6          -      105.2
8% notes (face amount of
 $100 million due 1996)                -        97.9          -       97.5
Unsecured notes (at an average
 rate of 6.0% in 1995 and 5.9%
 in 1994; and 7.2% at March 31,
 1995)                               0.7         1.2        5.3        1.3
Capital lease liability (at an
 average rate of 8.3% in 1995 and
 9.2% in 1994; and 7.8% at
 March 31, 1995)                     9.1        11.7        9.2       13.0
9-1/8% senior subordinated
 notes due 2003                        -       149.0          -      149.0
                                    ----      ------      -----     ------

Total notes payable and
   long-term debt                   $9.8      $476.4      $14.5     $454.0
                                    ====      ======      =====     ======


STOCKHOLDERS' EQUITY                      March 31,   December 31,
                                            1995          1994
                                          ---------   ------------
 Common stock:
  Common stock                              $  0.3       $  0.2
  Series I non-voting common stock               -            -

 Preferred stock                                 -            -

 Capital in excess of par value               30.9         30.9
 Notes receivable - management stock
  purchase                                    (0.9)        (1.0)
 Retained earnings                            29.8         29.7
 Cumulative translation adjustment            (0.4)        (0.5)
                                            ------       ------
                                              59.7         59.3
 Less treasury common stock, 2,222,325
   shares in 1995 and 2,237,344 shares
   in 1994, at cost                          (15.3)       (15.5)
                                            ------       ------
    Total stockholders' equity              $ 44.4       $ 43.8
                                            ======       ======


  CAPITAL STOCK - NUMBER OF SHARES       March 31,   December 31,
  (Thousands of shares)                    1995          1994
                                         ---------   ------------
  Common Stock, $.01 par value:
   Authorized                             50,000.0     50,000.0
   Issued                                 22,446.1     22,435.7
   Outstanding                            21,794.2     21,758.4

  Series I non-voting common stock,
      $.01 par value:
   Authorized                             25,000.0     25,000.0
   Issued                                  2,720.0      2,720.0
   Outstanding                             1,149.6      1,160.0

  Preferred stock, $.01 par value:
   Authorized                              5,000.0      5,000.0
   Issued and outstanding                        -            -

  In March 1995, the Company amended its revolving and letter of credit agreements with respect to covenants related to earnings, leverage, fixed charge coverage, net worth, capital expenditures and acquisitions. In connection with the renegotiation of financial covenants required to be maintained under its receivables transfer facility, the Company has agreed to increased reserve requirements and certain other changes. In addition, the maturity date of this facility has been changed to September 30, 1995 from November 1997.

  (5) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):


                                         Three Months Ended
                                              March 31,
                                            1995    1994
                                           ------  ------
Average common shares
 outstanding                               22,933  22,860
Common stock equivalents                      174     448
                                           ------  ------
Total used for computation
 of per share earnings                     23,107  23,308
                                           ======  ======

  (6) The Company's discontinued property and casualty insurance subsidiary ("Centaur") ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise claim liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. If all of Centaur's obligations are not satisfied through rehabilitation, it is possible that satisfaction could be sought from the Company for Centaur's liabilities.

  The foregoing has resulted in one pending lawsuit against the Company, certain of its current and former subsidiaries, and directors and officers of certain current and former subsidiaries for recovery of alleged damages incurred because of Centaur's failure to satisfy its reinsurance obligations. The lawsuit seeks in excess of $100 million for current losses, future losses and other damages and also seeks punitive damages. The Company believes that any damages for failure to satisfy reinsurance obligations are solely the responsibility of Centaur and that the resolution of the lawsuit relating to Centaur, including the Company's indemnification obligations to certain former officers and directors, will not have a material adverse effect on its financial position or future operating results; however, no assurance can be given as to the ultimate outcome with respect to such lawsuit.

  The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $11 million (relating to environmental matters with respect to discontinued operations of the Company).

  If any environmental liability claim relating to the Company's former chemical and plastics business is made, the Company is indemnified by the purchaser of such business, General Electric Company. Since the disposition, the Company has notified General Electric Company of various claims made with respect to the Company's former chemical and plastic business and General Electric Company has assumed all of such claims and has not contested its indemnification obligations. There is no dollar limitation on the General Electric Company's indemnification and there are no other material limitations or exclusions with respect thereto. If any environmental liability claim relating to the operations of the Company's discontinued automotive subsidiary is made, the Company will be indemnified by such former subsidiary.

  The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  Item 2. Management's Discussion and Analysis of
          ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------


  RESULTS OF OPERATIONS
  ---------------------

  Consolidated net service revenue increased 5% to $462.4 million in the first quarter of 1995 from $439.1 million in the first quarter of 1994. The revenue increase resulted from expanded service offerings, rate increase programs and recognition of revenue under sales-type leases. Operating profit, which is pretax earnings before interest expense and unallocated corporate expenses, declined 21% between these periods primarily due to increased costs of service. For several years competitive market conditions have limited the Company's ability to increase prices while direct costs, primarily employee costs, have been increasing.

  The revenue contributed by each of the Company's business units was as follows:


                                        Three Months Ended
                                             March 31
                                         1995        1994
                                        ------      ------
  Guard                                 $302.0      $291.0
  Alarm                                   65.1        52.6
  Armored                                 56.7        52.1
  Courier                                 38.6        43.4
                                        ------      ------
     Total                              $462.4      $439.1
                                        ======      ======


  Guard revenue increased 4% primarily from increased guard hours and prices. The guard unit's operating profit declined 2% because of higher labor costs, which were only partially offset by increased prices. In certain geographic areas the unit has experienced a contraction of the labor market, which has increased direct costs through higher wages and increased amounts of unbilled overtime. Because the market has constrained price increases, the Company has not been able to pass on such cost increases to customers and margins have declined. The Company expects that the guard market will remain price competitive.

  Alarm revenue increased 24% primarily from treatment of commercial and residential alarm installations as sales-type leases and increased installations of residential alarm systems. The increase in revenue related to the sales-type leases will be offset in future periods by reduced rental revenue from equipment under operating leases. Alarm's operating profit declined primarily because of lower margins on direct sales of commercial installations and higher operating expenses, including maintenance costs and selling, general and administrative expenses. Alarm's operating profit was also adversely affected by higher depreciation and amortization charges resulting from systems improvements implemented in 1994 to improve service quality. Price competition has also applied downward pressure on operating margins in 1995 and 1994. Because the commercial market continues to constrain price increases for monitoring services, the unit will attempt to diversify its largely commercial customer base by continuing its efforts to penetrate the residential security market.

  Armored revenue increased 9% primarily through increased prices, higher volume in the ATM service operations and expanded services. Armored's operating profit increased 17% primarily from improved price realization partially offset by higher cargo insurance and labor costs. Although cargo loss payouts for the first quarter of 1995 declined from the prior-year level, cargo insurance provisions were increased. During subsequent periods in 1994 an escalating rate of violent attacks against armored car and ATM servicing personnel increased security costs and insurance premiums, and the Company is maintaining its provision at a higher level.

  The courier unit's business is generally subject to a mild level of seasonality, with the first quarter traditionally reflecting a lower level of activity because of weather-related problems associated with the transportation industry. Courier revenue declined 11% primarily due to a reduced volume of traditional financial document shipments. The lost volume has been partially offset by new business acquired during the first quarter of 1995 and by improved pricing. New business includes the courier unit's package express activities, which specialize in next-day delivery of small packages and other time-sensitive commodities. Courier's operating profit declined in 1995 as a result of the reduced revenues and a fixed cost base of established route structures. The Company is reviewing its route structure and branch organization in light of the reduced volume of business.

  Interest expense and finance charges increased 16% in 1995 over the comparable 1994 period because of the increased market interest rates experienced during 1994. The income tax benefit recorded in the first quarter of 1995 primarily resulted from an adjustment to deferred income taxes of $.2 million. This adjustment occurred from a change in the tax basis of certain liabilities as a result of sales and settlements.

  FINANCIAL CONDITION AND LIQUIDITY
  ---------------------------------

  Current liabilities exceeded current assets at March 31, 1995 and December 31, 1994 due to the sale of receivables pursuant to a receivable transfer facility. The outstanding balance of sold receivables was $88 million and $112 million at March 31, 1995 and December 31, 1994, respectively. The levels of receivables, inventory and current liabilities are partly seasonal in nature and are influenced by the timing of billings, collections and payrolls. The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs.

  Net cash provided by operating activities was $20.7 million in the first quarter of 1995 compared with $35.8 million in the 1994 first quarter. The decrease is primarily the result of fluctuations in working capital requirements, including payroll accruals. Long-term debt increased to $476.4 million at March 31, 1995 compared with $454.0 million at December 31, 1994 due primarily to the decrease in receivables sold under the receivables transfer facility. Total debt (including receivables sold) declined slightly. The Company expects that continuing operations, together with existing credit facilities and replacements thereof, will generate sufficient cash to fund current operating requirements and capital expenditures.

  To avoid potential non-compliance with the covenants contained in its revolving and letter of credit agreements, the Company amended these facilities in March 1995 with respect to covenants related to earnings, leverage, fixed charge coverage, net worth, capital expenditures and acquisitions. In connection with the renegotiation of financial covenants required to be maintained under its receivables transfer facility, the Company has agreed to increased reserve requirements and certain other changes. In addition, the maturity date of this facility has been changed to September 30, 1995 from November 1997.

  The Company is currently arranging $680 million in financing through a syndicate of banks and other financial institutions. The new financing will replace existing debt facilities, including the $100 million principal amount of 8% notes due 1996 and the Company's existing revolving credit, letter of credit and receivable transfer facilities. The new financing facility is subject to certain conditions, including successful syndication and other customary closing matters. It is expected to be in place by mid-1995.

  As discussed more fully in Note 6 of the Notes to Consolidated Financial Statements, various complaints seeking substantial dollar amounts have been filed against the Company. In each of these cases, the Company believes that it has a defendable position or has adequate reserves to protect the Company from material losses. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceeding.

                           Part II. Other Information

  Item 1. Legal Proceedings
          -----------------

  As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Centaur Insurance Company ("Centaur"), the Company's discontinued property and casualty insurance subsidiary, has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise Centaur's liabilities at an aggregate level that is not in excess of its assets. The foregoing has resulted in one pending lawsuit against the Company for recovery of alleged damages incurred as a result of Centaur's failure to satisfy its reinsurance obligations.

  In June 1988, the Insurance Commissioner of the State of California as trustee of Mission Insurance Trust and four other affiliated insurance companies filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and certain of its current and former subsidiaries alleging damages resulting from the failure of Centaur to satisfy its reinsurance obligations. This lawsuit alleges damages to plaintiff, as Trustee of Mission Insurance Company, Mission National Insurance Company, Enterprise Insurance Company, Holland-America Insurance Company and Mission Reinsurance Corporation, based on (i) conduct justifying piercing the corporate veil, (ii) fraud and (iii) negligent misrepresentation. The complaint was amended in 1989 to add 11 former officers and directors of the Company's current and former subsidiaries as defendants and to allege additional causes of action based on (i) breach of fiduciary duty and imposition of personal liability, (ii) fraudulent conveyance, (iii) constructive trust and (iv) conspiracy and to add a claim for punitive damages. The complaint was further amended in February 1995 to allege additional causes of action based on negligence and breach of the covenant of good faith and fair dealing. The second amended complaint seeks judgment for current losses, future losses and other damages in an amount alleged to exceed $100 million.

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

  Item 2. Changes in Securities
          ---------------------
          Inapplicable

  Item 3. Defaults Upon Senior Securities
          -------------------------------
          Inapplicable

  Item 4. Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

  Item 5. Other Information
          -----------------
          None

  Item 6. Exhibits and Reports on Form 8-K
          --------------------------------

          (A) Exhibits:
              10.1 - Employment Agreement dated as of March 28, 1995 for
                     J. Joe Adorjan

              10.2 - Agreement dated as of March 28, 1995 with Donald C.
                     Trauscht

              27   - Financial Data Schedule

          (b) Reports on Form 8-K:
              None

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Borg-Warner Security Corporation
                                          --------------------------------
                                                       (Registrant)



                                           By /s/   Timothy M. Wood
                                              ------------------------
                                                       (Signature)

                                                    Timothy M. Wood
                                                Vice President, Finance
                               (Principal Financial and Accounting Officer)



  Date: May 12, 1995