Form 10-Q
period 1995-06-30
BORG WARNER SECURITY CORP
filed 1995-08-14
CIK 817945

===========================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1995
                       Commission file number: 33-15419


                       BORG-WARNER SECURITY CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                    13-3408028
-----------------------------                   ---------------------
State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization                     Identification No.)



200 South Michigan Avenue, Chicago, Illinois            60604
--------------------------------------------        -------------
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (312)322-8500
                                                    -------------


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

On July 31, 1995 the registrant had 22,013,870 shares of Common Stock and 1,149,600 shares of Series 1 Non-Voting Common Stock outstanding.

=============================================================================

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                       THREE MONTHS ENDED JUNE 30, 1995


                                     INDEX

                                                           Page No.
                                                           --------
PART I.  Financial Information
         ---------------------

 Item 1. Financial Statements

   Condensed Consolidated Balance Sheet
    at June 30, 1995 and December 31, 1994  . . . . . . . . .  2

   Consolidated Statement of Earnings for
    the three months ended June 30, 1995 and 1994 . . . . . .  3

   Consolidated Statement of Earnings for
    the six months ended June 30, 1995 and 1994 . . . . . . .  4

   Condensed Consolidated Statement of Cash Flows for
    the six months ended June 30, 1995 and 1994  .  .  .  . .  5

   Notes to the Consolidated
    Financial Statements. . . . . . . . . . . . . . . . . . .  6

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . 11

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

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 16

                         Part I. Financial Information

  Item 1. Financial Statements
          --------------------

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                 June 30,    December 31,
                                                   1995          1994
                                                 --------    ------------
     ASSETS
     ------
      Cash and cash equivalents                   $ 13.3        $ 15.8
      Receivables, net                             115.2         106.7
      Inventories                                   12.9          12.2
      Other current assets                          28.5          24.8
                                                  ------        ------
         Total current assets                      169.9         159.5
      Property, plant and equipment, at cost       518.2         537.7
      Less accumulated depreciation                244.3         242.6
                                                  ------        ------
        Net property, plant and equipment          273.9         295.1
      Net excess purchase price
        over net assets acquired                   280.2         286.5
      Deferred tax asset                            51.2          50.8
      Other assets                                  59.8          38.4
                                                  ------        ------
                                                  $835.0        $830.3
                                                  ======        ======


     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------
      Notes payable                               $  8.8        $ 14.5
      Accounts payable and accrued expenses        175.3         181.8
                                                  ------        ------
         Total current liabilities                 184.1         196.3
      Long-term debt                               473.6         454.0
      Other long-term liabilities                  131.4         136.2

      Capital stock:
        Common stock                                 0.3           0.2
        Series I non-voting common stock               -             -
      Other stockholders' equity                    45.6          43.6
                                                  ------        ------
         Total stockholders' equity                 45.9          43.8
                                                  ------        ------
                                                  $835.0        $830.3
                                                  ======        ======

               (See accompanying notes to financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                         Three Months Ended June 30,
                                         ---------------------------

                                               1995       1994
                                              ------     ------
     Net service revenues                     $467.3     $444.1

     Cost of services                          377.0      354.6
     Selling, general and
      administrative expenses                   57.0       51.4
     Depreciation                               14.3       14.3
     Amortization of excess purchase
      price over net assets acquired             3.6        4.2
     Other income                                  -       (0.4)
     Interest expense and finance charges       14.4       12.3
                                              ------     ------
      Earnings before income taxes               1.0        7.7
     Provision for income taxes                  0.4        3.1
                                              ------     ------
      Net earnings                            $  0.6     $  4.6
                                              ======     ======

     Net earnings per share                   $  .03     $  .20
                                              ======     ======

               (See accompanying notes to financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                         Six Months Ended June 30,
                                         -------------------------

                                             1995        1994
                                            ------      ------
     Net service revenues                   $929.7      $883.2

     Cost of services                        749.4       704.2
     Selling, general and
      administrative expenses                114.7       104.1
     Depreciation                             29.2        28.6
     Amortization of excess purchase
      price over net assets acquired           7.4         8.3
     Other income                                -        (0.9)
     Interest expense and finance charges     28.2        24.2
                                            ------      ------
      Earnings before income taxes             0.8        14.7
     Provision for income taxes                0.1         5.9
                                            ------      ------
      Net earnings                          $  0.7      $  8.8
                                            ======      ======

     Net earnings per share                 $  .03      $  .38
                                            ======      ======

               (See accompanying notes to financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                                       Six Months Ended
                                                                            June 30,
                                                                       1995       1994
                                                                      -------    -------
OPERATING:
 Net earnings                                                         $  0.7    $  8.8
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Non-cash charges to earnings:
     Depreciation and amortization                                      36.6      36.9
     Amortization of debt discounts                                      1.0       1.0
   Changes in assets and liabilities:
     Decrease in receivables                                             9.5       5.4
     (Increase) in other current assets                                 (4.4)     (4.0)
     Increase (Decrease) in accounts payable and accrued expenses       (6.4)      5.1
     Net change in other long-term assets and liabilities               (6.3)     (5.4)
   Cash used for discontinued Centaur operations                        (2.0)        -
                                                                      ------    ------
    Net cash provided by operating activities                           28.7      47.8
                                                                      ------    ------

INVESTING:
 Capital expenditures and investments in sales-type
  leases                                                               (27.6)    (33.8)
 Payments related to businesses acquired                                   -      (9.5)
 Proceeds from sales of other assets                                     1.0       3.0
                                                                      ------    ------
    Net cash (used in) investing activities                            (26.6)    (40.3)
                                                                      ------    ------
FINANCING:
 Net increase (decrease) in notes payable                               (5.7)      3.5
 Increases in long-term debt                                            59.7      33.6
 Reductions in long-term debt                                          (41.1)    (28.4)
 Net (decrease) in receivables sold                                    (18.0)    (10.0)
 Sales of treasury common stock                                          0.5       0.7
                                                                      ------    ------
   Net cash (used in) financing activities                              (4.6)     (0.6)
                                                                      ------    ------
NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2.5)      6.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        15.8      11.2
                                                                      ------    ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 13.3    $ 18.1
                                                                      ======    ======

               (See accompanying notes to financial statements)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

  (2) The allowance for doubtful accounts was $5.9 million at June 30, 1995 and $7.7 million at December 31, 1994. The accumulated amortization on excess purchase price over net assets acquired was $85.9 million at June 30, 1995 and $78.5 million at December 31, 1994. The outstanding balance of receivables sold at June 30, 1995 was $94.0 million, compared with $112.0 million sold at December 31, 1994.

  Net cash payments for interest and income taxes were as follows (in millions of dollars):

                                                      Six Months Ended
                                                         June 30,
                                                      1995       1994
                                                      -----      -----
      Interest paid                                   $28.4      $22.6
      Income taxes refunded                            (0.6)      (7.5)

  (3) The Company's provisions for income taxes for the three and six month periods ended June 30, 1995 and 1994 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

  (4) The following tables summarize the capitalization of the Company at June 30, 1995 and December 31, 1994 (in millions of dollars):

                                              June 30, 1995           December 31, 1994
                                           --------------------      -------------------
  DEBT                                     Current    Long-Term      Current   Long-Term
                                           -------    ---------      -------   ---------
  Bank borrowings (at an average rate of
   7.4% in 1995 and 5.4% in 1994; and
   7.2% at June 30, 1995)                    $  -        $ 50.0        $   -       $ 88.0
  Bank revolving commitment
   loan due through 1999 (at an average
   rate of 8.2% in 1995 and 7.6% in 1994;
   and 8.1% at June 30, 1995)                   -         164.9            -        105.2
  8% notes (face amount of $100 million
   due 1996)                                    -          98.5            -         97.5
  Unsecured notes (at an average
   rate of 6.6% in 1995 and 5.9% in 1994;
   and 7.3% at June 30, 1995)                 0.7           0.9          5.3          1.3
  Capital lease liability (at an average
   rate of 8.4% in 1995 and 9.2% in 1994;
   and 8.4% at June 30, 1995)                 8.1          10.3          9.2         13.0
  9-1/8% senior subordinated notes
    due 2003                                    -         149.0            -        149.0
                                             ----        ------        -----       ------

  Total notes payable and long-term debt     $8.8        $473.6        $14.5       $454.0
                                             ====        ======        =====       ======

  STOCKHOLDERS' EQUITY                            June 30,               December 31,
                                                    1995                     1994
                                                   ------                ------------

 Common stock:
  Common stock                                     $  0.3                   $  0.2
  Series I non-voting common stock                      -                        -

 Preferred stock                                        -                        -

 Capital in excess of par value                      29.6                     30.9
 Notes receivable - management stock  purchase       (0.4)                    (1.0)
 Retained earnings                                   30.4                     29.7
 Cumulative translation adjustment                   (0.2)                    (0.5)
                                                   ------                   ------
                                                     59.7                     59.3
 Less treasury common stock, 2,004,524 shares
  in 1995 and 2,237,344 shares in 1994, at cost     (13.8)                   (15.5)
                                                   ------                   ------
    Total stockholders' equity                     $ 45.9                   $ 43.8
                                                   ======                   ======

                                      -8-

CAPITAL STOCK - NUMBER OF SHARES       June 30,    December 31,
(Thousands of shares)                    1995         1994
                                       --------    ------------
  Common Stock, $.01 par value:
   Authorized                          50,000.0      50,000.0
   Issued                              22,446.1      22,435.7
   Outstanding                         22,012.0      21,758.4

  Series I non-voting common stock,
      $.01 par value:
   Authorized                          25,000.0      25,000.0
   Issued                               2,720.0       2,720.0
   Outstanding                          1,149.6       1,160.0

  Preferred stock, $.01 par value:
   Authorized                           5,000.0       5,000.0
   Issued and outstanding                     -             -

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

  (5) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):

                              Three Months Ended    Six Months Ended
                                   June 30,            June 30,
                               1995        1994      1995      1994
                              ------      ------    ------    ------
Average common shares
 outstanding                  23,101      22,897    23,027    22,876
Common stock equivalents         195         288       203       271
                              ------      ------    ------    ------
Total used for computation
 of per share earnings        23,296      23,185    23,230    23,147
                              ======      ======    ======    ======

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

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Consolidated net service revenue for the three and six month periods ended June 30, 1995 increased 5% over the comparable 1994 periods. The revenue increases resulted from higher volume, rate increase programs and recognition of Alarm unit revenue under sales-type leases. The revenue contributed by each of the Company's business units was as follows (in millions of dollars):


                   Three Months Ended      Six Months Ended
                        June 30                June 30
                   ------------------      ----------------
                    1995        1994        1995     1994
                   ------      ------      -------  -------
  Guard            $307.7      $298.4       $609.7   $589.4
  Alarm              63.1        49.9        128.3    102.5
  Armored            56.8        51.7        113.4    103.8
  Courier            39.7        44.1         78.3     87.5
                   ------      ------       ------   ------
     Total         $467.3      $444.1       $929.7   $883.2
                   ======      ======       ======   ======


Consolidated revenue for the three and six month periods ended June 30, 1995 includes $9.9 million and $20.7 million, respectively, related to recognition of certain alarm services contracts as sales-type leases. There was no comparable activity in 1994. Excluding the impact of the sales-type leases, consolidated revenue for the three and six month periods ended June 30, 1995 increased 3% over the comparable 1994 periods.

Operating profit, which is pretax earnings before interest expense and unallocated corporate expenses, declined 21% and 24% for the second quarter and first six months of 1995, respectively, as compared to 1994. The decline in operating profit primarily reflects lower margins earned by the business units as direct costs, primarily labor costs, outpaced the Company's ability to implement price increases under the current competitive market conditions.

Guard revenue increased 3% in the second quarter and first six months of 1995 compared to the same periods in 1994. The increase is primarily due to increased guard hours and higher average billing rates. Operating profit declined 6% and 4% for the second quarter and first half of 1995, respectively, primarily because of higher wages and increased amounts of unbilled overtime. Labor costs have been adversely impacted by an increased security officer turnover rate and continued low unemployment rates in certain labor markets.

The Company is continuing to consolidate its guard services administrative support staff and certain field operations to reduce overhead costs and provide customers with more streamlined and standardized service.

Alarm revenue increased 26% and 25% for the second quarter and first half of 1995, respectively, compared to the comparable 1994 periods. Excluding the impact of the sales-type leases, the revenue increases were 4% and 5% for the same periods, primarily as a result of higher direct sales of commercial alarm installations and higher service revenue on residential operations. The increase in revenue related to sales-type leases will be offset in future periods by reduced rental revenue from equipment under operating leases. Alarm's operating profit declined 30% and 45% for the second quarter and first six months of 1995, respectively. Alarm has kept prices stable in an attempt to lower cancellation rates; however, customer cutbacks and closures have adversely affected Alarm's cancellation rate. Increased operating expenses reflect efforts to improve customer service and to increase residential market penetration.

Armored revenue increased 10% and 9% for the second quarter and first six months of 1995, respectively, compared to 1994. The increases resulted primarily from increased prices and higher volume in the armored transport and ATM service operations. Operating profit in the second quarter of 1995 was unchanged from the prior-year period, and increased 10% for the first six months of 1995 compared to 1994. During the second half of 1994 the Company experienced an escalating rate of cargo losses and increased security costs. Although actual loss experience has improved significantly, the Company is maintaining its provision for reserves at a higher level through the first half of 1995. The unit continues to invest in programs for improvements in both safety and service quality.

Courier revenue declined 10% in the second quarter and first six months of 1995 compared to 1994. The lower revenue results from a reduced volume of traditional financial document shipments. This lost volume has been partially offset by increased activity in the unit's package express business. Operating profit declined sharply in 1995 compared to 1994 due to the reduced revenues against a fixed cost base in established route structures. Pricing pressures are expected to continue in this business because of excess capacity combined with continued consolidation within the banking industry. The courier unit will continue its efforts to improve margins by utilizing excess capacity in its current route structures and through internal cost reduction efforts.

Interest expense and finance charges increased 17% in the second quarter and first half of 1995 over the comparable 1994 periods due both to higher market interest rates combined with increased rates under the March 1995 credit agreement amendment. The income tax provision recorded in the first half of 1995 includes an adjustment to deferred income taxes of $.2 million. This adjustment occurred from a change in the tax basis of certain liabilities as a result of sales and settlements.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Current liabilities exceeded current assets at June 30, 1995 and December 31, 1994 due to the sale of receivables pursuant to a receivable transfer facility. The outstanding balance of sold receivables was $94 million and $112 million at June 30, 1995 and December 31, 1994, respectively. The proceeds of these sales were applied to reduce long-term debt. The levels of receivables, inventory and current liabilities are partly seasonal in nature and are influenced by the timing of billings, collections and payrolls. The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs.

Net cash provided by operating activities was $28.7 million in the first six months of 1995 compared with $47.8 million in the comparable 1994 period. The decrease is primarily the result of lower earnings combined with fluctuations in working capital requirements, including payroll accruals. Long-term debt increased to $473.6 million at June 30, 1995 compared with $454.0 million at December 31, 1994 due primarily to the decrease in receivables sold under the receivables transfer facility. Total debt (including receivables sold) declined slightly. The Company expects that continuing operations, together with existing credit facilities and replacements thereof, will generate sufficient cash to fund current operating requirements and capital expenditures.

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

The Company is currently negotiating $690 million in financing through a syndicate of banks and other financial institutions. The new financing will replace existing debt facilities, including the $100 million principal amount of 8% notes due 1996 and the Company's existing revolving credit, letter of credit and receivables transfer facilities. The new financing facility is subject to certain conditions, including successful syndication and other customary closing matters.

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

  Item 2.      Changes in Securities
               ---------------------
               Inapplicable

  Item 3.      Defaults Upon Senior Securities
               -------------------------------
               Inapplicable

  Item 4.      Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               On April 25, 1995, the Company held its annual meeting of stockholders. At such meeting, J. Joe Adorjan, James J. Burke, Jr., Albert J. Fitzgibbons, III were elected as directors to serve for a term of three years. Each of Neal F. Farrell, Dale W. Lang, Jr., Robert A. McCabe, Alexis Michas, H. Norman Schwarzkopf and Donald C. Trauscht continued to serve as directors following the meeting. At such meeting, 17,443,671 shares were voted (and 114,906 shares were withheld) for the election of Mr. Adorjan, 17,514,954 shares were voted (and 37,766 shares were withheld) for the election of Mr. Burke, and 17,515,762 shares were voted (and 36,958 shares were withheld) for the election of Mr. Fitzgibbons.

               At such meeting, the Company's stockholders ratified the appointment of Deloitte & Touche LLP as auditors by a vote of 17,537,342 shares in favor, 7,983 shares against and 3,252 shares abstained. The Company's stockholders also rejected a proposal offered at the meeting to separate the offices of Chairman and Chief Executive Officer by a vote of 637,176 shares in favor, 14,242,681 shares against, 82,960 shares abstained and 2,589,903 shares not voting as broker non-votes.

  Item 5.      Other Information
               -----------------
               Effective August 1, 1995, Neal F. Farrell resigned from his positions as officer and director of the Company in connection with his retirement.

  Item 6.      Exhibits and Reports on Form 8-K
               --------------------------------

               (A)  Exhibits:
                      27 - Financial Data Schedule

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



  Date: August 11, 1995