Form 10-Q
period 1995-09-30
BORG WARNER SECURITY CORP
filed 1995-11-13
CIK 817945

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


                    For the Quarter Ended September 30, 1995
                        Commission file number: 33-15419


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

On October 31, 1995 the registrant had 22,022,550 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.

=============================================================================

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


                                     INDEX

                                                            Page No.
                                                           --------

     PART I.  Financial Information
         ---------------------

      Item 1. Financial Statements

        Condensed Consolidated Balance Sheet
         at September 30, 1995 and December 31, 1994  . . . . . . 2

        Consolidated Statement of Earnings for
         the three months ended September 30, 1995 and 1994 . . . 3

        Consolidated Statement of Earnings for
         the nine months ended September 30, 1995 and 1994 .  . . 4

        Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and 1994 . . . 5

        Notes to the Consolidated
         Financial Statements. . . . . . . . . . . . . . . . . .  6

      Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . 11

     PART II.  Other Information
               -----------------

      Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 15

      Item 2.  Changes in Securities . . . . . . . . . . . . . . 16

      Item 3.  Defaults Upon Senior Securities . . . . . . . . . 16

      Item 4.  Submission of Matters to a Vote of
                Security Holders . . . . . . . . . . . . . . . . 16

      Item 5.  Other Information . . . . . . . . . . . . . . . . 16

      Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 16

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 17

                         Part I. Financial Information

Item 1. Financial Statements
        --------------------

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                September 30,  December 31,
                                                    1995           1994
                                                -------------  ------------
ASSETS
  Cash and cash equivalents                        $ 17.4         $ 15.8
  Receivables, net                                  125.3          106.7
  Inventories                                        11.9           12.2
  Other current assets                               28.9           24.8
                                                   ------         ------
     Total current assets                           183.5          159.5
                                                   ------         ------
  Property, plant and equipment, at cost            523.1          537.7
  Less accumulated depreciation                     260.5          242.6
                                                   ------         ------
     Net property, plant and equipment              262.6          295.1
                                                   ------         ------
  Net excess purchase price
   over net assets acquired                         276.3          286.5
  Deferred tax asset                                 51.2           50.8
  Other assets                                       68.2           38.4
                                                   ------         ------
     Total assets                                  $841.8         $830.3
                                                   ======         ======


LIABILITIES & STOCKHOLDERS' EQUITY
  Notes payable                                    $  7.9         $ 14.5
  Accounts payable and accrued expenses             182.1          181.8
                                                   ------         ------
     Total current liabilities                      190.0          196.3
                                                   ------         ------
  Long-term debt                                    475.5          454.0
  Other long-term liabilities                       127.9          136.2

  Capital stock:
    Common stock                                      0.3            0.2
    Series I non-voting common stock                   -              -
  Other stockholders' equity                         48.1           43.6
                                                   ------         ------
     Total stockholders' equity                      48.4           43.8
                                                   ------         ------
     Total liabilities & stockholders'
      equity                                       $841.8         $830.3
                                                   ======         ======


                (See accompanying notes to financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)



                                     Three Months Ended September 30,
                                     --------------------------------
                                         1995                1994
                                        ------              ------
Net service revenues                    $466.5              $450.7

Cost of services                         375.8               361.0
Selling, general and
 administrative expenses                  54.2                52.8
Depreciation                              14.2                14.4
Amortization of excess purchase
 price over net assets acquired            3.5                 4.0
Other income                                -                 (0.2)
Interest expense and finance charges      14.1                13.0
                                        ------              ------
  Earnings before income taxes             4.7                 5.7
Provision for income taxes                 2.3                 2.3
                                        ------              ------
  Net earnings                          $  2.4              $  3.4
                                        ======              ======

Net earnings per share                  $  .10              $  .15
                                        ======              ======


              (See accompanying notes to financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                  (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)



                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1995               1994
                                          --------           --------
Net service revenues                      $1,396.2           $1,333.9

Cost of services                           1,125.2            1,065.2
Selling, general and
 administrative expenses                     168.9              156.9
Depreciation                                  43.4               43.0
Amortization of excess purchase
 price over net assets acquired               10.9               12.3
Other income                                    -                (1.1)
Interest expense and finance charges          42.3               37.2
                                          --------           --------
  Earnings before income taxes                 5.5               20.4
Provision for income taxes                     2.4                8.2
                                          --------           --------
  Net earnings                            $    3.1           $   12.2
                                          ========           ========


Net earnings per share                    $    .13           $    .53
                                          ========           ========


              (See accompanying notes to financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                                Nine Months Ended
                                                                  September 30,
                                                               -------------------
                                                                1995         1994
                                                               ------       ------
OPERATING:
 Net earnings                                                  $  3.1       $ 12.2
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Non-cash charges to earnings:
     Depreciation and amortization                               54.3         55.3
     Amortization of debt discounts                               1.6          1.6
   Changes in assets and liabilities:
     Decrease in receivables                                      1.4          0.9
     (Increase) in other current assets                          (3.8)        (3.3)
     Increase (Decrease) in accounts payable and
      accrued expenses                                            0.3         (1.0)
     Net change in other long-term assets and liabilities        (9.1)        (8.1)
   Other                                                         (2.9)        (1.3)
                                                               ------       ------
    Net cash provided by operating activities                    44.9         56.3
                                                               ------       ------

INVESTING:
 Capital expenditures and investments in sales-type
  leases                                                        (38.9)       (51.5)
 Payments related to businesses acquired                           -          (9.5)
 Proceeds from sales of other assets                              1.8          3.5
                                                               ------       ------
    Net cash (used in) investing activities                     (37.1)       (57.5)
                                                               ------       ------
FINANCING:
 Net increase (decrease) in notes payable                        (6.6)         4.9
 Increases in long-term debt                                     62.1         42.8
 Reductions in long-term debt                                   (42.2)       (38.5)
 Net (decrease) in receivables sold                             (20.0)        (4.0)
 Sales of treasury common stock                                   0.5          0.8
                                                               ------       ------
    Net cash (used in) provided by financing activities          (6.2)         6.0
                                                               ------       ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         1.6          4.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 15.8         11.2
                                                               ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 17.4       $ 16.0
                                                               ======       ======

               (See accompanying notes to financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) The financial statements of Borg-Warner Security Corporation and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

(2) The allowance for doubtful accounts was $6.5 million at September 30, 1995 and $7.7 million at December 31, 1994. The accumulated amortization on excess purchase price over net assets acquired was $89.4 million at September 30, 1995 and $78.5 million at December 31, 1994. The outstanding balance of receivables sold at September 30, 1995 was $92.0 million, compared with $112.0 million sold at December 31, 1994.

Net cash payments for interest and income taxes were as follows (in millions of dollars):

                                           Nine Months Ended
                                             September 30,
                                             1995      1994
                                            -----     -----
      Interest paid                         $36.2     $29.5
      Income taxes refunded                  (0.1)     (4.5)

(3) The Company's provisions for income taxes for the three and nine month periods ended September 30, 1995 and 1994 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

(4) The following tables summarize the capitalization of the Company at September 30, 1995 and December 31, 1994 (in millions of dollars):

                                    September 30, 1995       December 31,1994
                                    ------------------       -----------------
DEBT                                Current  Long-Term       Current Long-Term
                                    -------  ---------       ------- ---------
Bank borrowings (at an average
  rate of 7.3% in 1995 and 5.4%
  in 1994; and 7.2% at
  September 30, 1995)                  $ -     $ 50.0          $  -    $ 88.0
Bank revolving commitment
  loan due through 1999 (at
  an average rate of 8.4% in
  1995 and 7.6% in 1994; and
  8.2% at September 30, 1995)            -      167.3             -     105.2
8% notes (face amount of
  $100 million due 1996)                 -       99.0             -      97.5
Unsecured notes (at an average
  rate of 6.9% in 1995 and 5.9%
  in 1994; and 7.2% at
  September 30, 1995)                   0.6       0.8            5.3      1.3
Capital lease liability (at an
  average rate of 8.5% in 1995 and
  9.2% in 1994; and 8.3% at
  September 30,1995)                    7.3       9.3            9.2     13.0
9-1/8% senior subordinated
   notes due 2003                        -      149.1             -     149.0
                                       ----    ------          -----   ------

Total notes payable and
  long-term debt                       $7.9    $475.5          $14.5   $454.0
                                       ====    ======          =====   ======

STOCKHOLDERS' EQUITY                      September 30,         December 31,
                                              1995                 1994
                                          -------------         ------------
  Common stock:
     Common stock                             $  0.3                $  0.2
     Series I non-voting common stock             -                     -

  Preferred stock                                 -                     -

  Capital in excess of par value                29.6                  30.9
  Notes receivable - management stock
     purchase                                   (0.3)                 (1.0)
  Retained earnings                             32.8                  29.7
  Cumulative translation adjustment             (0.2)                 (0.5)
                                              ------                ------
                                                62.2                  59.3
  Less treasury common stock, 1,999,630
     shares in 1995 and 2,237,344 shares
     in 1994, at cost                          (13.8)                (15.5)
                                              ------                ------
        Total stockholders' equity            $ 48.4                $ 43.8
                                              ======                ======

                                      -8-

CAPITAL STOCK - NUMBER OF SHARES         September 30,  December 31,
(Thousands of shares)                         1995          1994
                                         -------------  ------------
Common Stock, $.01 par value:
   Authorized                               50,000.0      50,000.0
   Issued                                   22,446.1      22,435.7
   Outstanding                              22,016.9      21,758.4

Series I non-voting common stock,
$.01 par value:
   Authorized                               25,000.0      25,000.0
   Issued                                    2,720.0       2,720.0
   Outstanding                               1,149.6       1,160.0

Preferred stock, $.01 par value:
   Authorized                                5,000.0       5,000.0
   Issued and outstanding                         -             -

  In October 1995, the Company completed a financing which updated more than $600 million of existing bank facilities. The financing included a $200 million intermediate term loan, a commitment for a $100 million accounts receivable facility, an extension of the maturity of an existing letter of credit facility of $155 million, and amendments to an existing $178 million revolving loan facility. The new accounts receivable facility is available to replace the existing $100 million facility which expires November 30, 1995.

  (5) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):

                                    Three Months Ended          Nine Months Ended
                                       September 30,              September 30,
                                     1995        1994            1995       1994
                                    ------      ------          ------     ------
Average common shares
   outstanding                      23,164      22,907          23,068     22,886
Common stock equivalents               183         287             188        313
                                    ------      ------          ------     ------
Total used for computation
   of per share earnings            23,347      23,194          23,256     23,199
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

Item 2. Management's Discussion and Analysis of
        ---------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Consolidated net service revenue for the third quarter and first nine months of 1995 increased 4% and 5%, respectively, over the comparable 1994 periods. All business units except Courier reported higher revenues, with the largest gains due to higher volume at Armored and recognition of Alarm revenue under sales-type leases. The revenue contributed by each of the Company's business units was as follows (in millions of dollars):

                   Three Months Ended     Nine Months Ended
                      September 30          September 30
                   ------------------    --------------------
                     1995        1994        1995        1994
                   ------      ------    --------    --------
Guard              $306.6      $305.6    $  916.3    $  895.1
Alarm                63.1        52.0       191.4       154.5
Armored              58.1        52.6       171.5       156.4
Courier              38.7        40.5       117.0       127.9
                   ------      ------    --------    --------
   Total           $466.5      $450.7    $1,396.2    $1,333.9
                   ======      ======    ========    ========

Consolidated revenue for the three and nine month periods ended September 30, 1995 includes $9.1 million and $29.8 million, respectively, related to recognition of certain alarm services contracts as sales-type leases. There was no comparable activity in 1994. Excluding the impact of the sales-type leases, consolidated revenue for the third quarter and first nine months of 1995 increased 2% over the comparable 1994 periods.

Operating profit, which is pretax earnings before interest expense and unallocated corporate expenses, for the first nine months of 1995 declined 10% from 1994, reflecting the continued impact of lower margins earned by the Guard and Alarm units during the first half of 1995. Lower margins resulted from higher direct costs, primarily labor costs, outpacing the units' efforts to implement price increases. Operating profit increased 8% in the third quarter of 1995 from the comparable 1994 period, reflecting an improving trend in the Guard and Alarm units and continued strong Armored performance.

Guard revenue for the third quarter of 1995 was unchanged from the comparable 1994 period. Volume, as measured by average guard hours-in-force, declined 2% as cancellations exceeded new sales. The decline in volume was offset by higher average billing rates implemented to offset higher labor costs. Guard revenue for the first nine months of 1995 increased 2% due to higher average guard hours and higher average billing rates. Operating profit increased 3% in the third quarter of

1995 but remains slightly below 1994 year-to-date. While operating margins have been generally improving throughout 1995 as a result of pricing improvements and operations streamlining, year-to-date results reflect the inflationary impact on wages and unbillable overtime costs of continued low unemployment rates in certain labor markets. The Company is continuing its consolidation plan for guard services administrative support staff and certain field operations to reduce overhead costs and provide customers with more streamlined and standardized service.

Alarm revenue increased 21% and 24% for the third quarter and first nine months of 1995, respectively, compared to the comparable 1994 periods. Excluding the impact of the sales-type leases, the revenue increases were 4% and 5% for the same periods, primarily as a result of higher direct sales of commercial alarm installations and higher service revenue on residential operations. The increase in revenue related to sales-type leases will be offset in future periods by reduced rental revenue from equipment under operating leases. Alarm's 1995 operating profit increased 6% for the third quarter but has declined 31% year-to-date as compared to 1994. Operating margins improved in the third quarter primarily because of improved pricing and investment control performance. Operating margins have been adversely affected year-to-date in 1995 by increased operating expenses to improve customer service and higher selling expense to increase residential market penetration. Although the customer cancellation rate in 1995 exceeds 1994, due primarily to customer cutbacks and closures, annual contract service-in-force at September 30, 1995 remains comparable to September 30, 1994.

Armored revenue increased 10% for the third quarter and first nine months of 1995 compared to 1994. The increases resulted primarily from increased prices and higher volume in the armored transport and ATM service operations. Despite higher labor, vehicle and insurance costs, operating profit increased 46% and 19% for the third quarter and year-to-date, respectively. Operating margins have improved primarily due to improved pricing and profitability programs. Although actual cargo loss experience has improved significantly in 1995, the Company is maintaining its provision for reserves at higher levels. The unit continues to invest in programs for improvements in both safety and service quality.

Courier revenue declined 4% and 8% in the third quarter and first nine months of 1995, respectively, compared to 1994. The lower revenue results from a reduced volume of traditional financial document shipments. This lost volume has been partially offset by increased activity in the unit's package express business. Operating profit declined sharply in 1995 compared to 1994 due to the reduced revenues against a fixed cost base in established route structures. The courier unit will continue its efforts to improve margins by utilizing excess capacity in its current route structures and through internal cost reduction efforts.

Interest expense and finance charges increased 9% and 14% in the third quarter and first nine months of 1995, respectively, over the comparable 1994 periods. The increases were due to higher market interest rates combined with increased rates under the March 1995 amendment to the credit agreement.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Current liabilities exceeded current assets at September 30, 1995 and December 31, 1994 due to the sale of receivables pursuant to a receivable transfer facility. The outstanding balance of sold receivables was $92 million and $112 million at September 30, 1995 and December 31, 1994, respectively. The proceeds of these sales were applied to reduce long-term debt. The levels of receivables, inventory and current liabilities are partly seasonal in nature and are influenced by the timing of billings, collections and payrolls. The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs.

Although cash provided by operating activities decreased $11.4 million due to lower earnings in 1995, cash used for investing activities was reduced by $20 million due to improved Alarm investment control and the absence of acquisitions. As a result net cash flow was $1.6 million for the first nine months of 1995 and total debt (including receivables sold) declined to $575.4 million at September 30, 1995 from $580.5 million at December 31, 1994. The Company expects that continuing operations, together with existing credit facilities will generate sufficient cash to fund current operating requirements and capital expenditures.

The Company amended its revolving and letter of credit facilities in March 1995 with respect to covenants related to earnings, leverage, fixed charge coverage, net worth, capital expenditures and acquisitions. In connection with the renegotiation of financial covenants required to be maintained under its receivables transfer facility, the Company agreed to increased reserve requirements and certain other changes. In addition, the maturity date of this facility was changed to September 30, 1995 from November 1997. In September 1995 the maturity date was extended to November 30, 1995. The Company has entered into a commitment for a $100 million accounts receivable facility to replace the existing facility.

On October 17, 1995, the Company entered into a credit agreement with a syndicate of banks, providing for a $200 million term loan due December 31, 1998. On such date the Company also amended its existing revolving credit and letter of credit facilities, principally to permit the term loan, change pricing, amend covenants relating to interest coverage, leverage, net worth and earnings, extend the maturity of the letter of credit facility to December 31, 1998 and reduce the level of commitments under the letter of credit facility to $155 million.

The Company will use the initial $100 million of proceeds from the term loan to prepay an existing $50 million term loan and for general corporate purposes. The remaining $100 million of term loan proceeds will be available for borrowing, subject to customary borrowing conditions, in connection with the repayment at maturity of the $100 million principal amount of its 8% notes due April 1, 1996.

The Company is required to prepay the term loan with the proceeds from certain asset sales, certain reversions of surplus pension plan assets, issuance of debt or equity securities and excess cash flow. In the event that, as of the end of each quarter beginning with the quarter ended March 31, 1997, the Company has not achieved for the four consecutive quarters ending on such date (i) an interest coverage ratio (as defined in the credit agreement) of at least 2.5 to
1.0 and (ii) consolidated EBITDA (as defined in the credit agreement) of at least $160 million, the Company is required to prepay $150 million of the term loan not later than 120 days after the end of such quarter. If the Company is required to make such payment, it expects to fund such amount through some combination of transactions that may include the issuance of debt or equity securities, the sale of assets or other financing alternatives.

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

  Item 3.      Defaults Upon Senior Securities
               -------------------------------
               Inapplicable

  Item 4.      Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

  Item 5.      Other Information
               -----------------
               None

  Item 6.      Exhibits and Reports on Form 8-K
               --------------------------------

               (a) Exhibits:
                   4.1 - Credit Agreement, dated as of October 16 1995, among the Company, various lenders and Bankers Trust Company, as Agent.

                   4.2 - Third Amendment to Credit Agreement and Consent, dated as of October 16, 1995, among the Company, various lenders, certain lead managers and co-agents and Bankers Trust Company, as Administrative Agent.

                   4.3 - Amendment No. 6 to Credit Agreement, dated as of October 16, 1995, among the Company, various financial institutions and the Long-Term Credit Bank of Japan, Ltd. as Agent.

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



Date: November 10, 1995