Form 10-K405
period 1995-12-31
BORG WARNER SECURITY CORP
filed 1996-03-21
CIK 817945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995    COMMISSION FILE NUMBER: 1-5529

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

                          ----------------------------

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X  No
                           ----   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc. (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)) on March 5, 1996 was approximately $123.1 million. As of March 5, 1996, the registrant had 22,446,100 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

    DOCUMENT                          PART OF FORM 10-K INTO WHICH INCORPORATED
    --------                          -----------------------------------------

The Company's annual report to stockholders     Parts I, II and IV
for the year ended December 31, 1995

The Company's proxy statement for the 1996      Part III
annual meeting of stockholders

BORG-WARNER SECURITY CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 1995
INDEX

PART I

Item Number                                                Page
-----------                                                ----
1.  Business                                                 3
2.  Properties                                              11
3.  Legal Proceedings                                       12
4.  Submission of Matters to a Vote of Security Holders     14

PART II

5.  Market for the Registrant's Common Stock
      and Related Stockholder Matters                       15
6.  Selected Financial Data                                 15
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations         15
8.  Financial Statements and Supplementary Data             16
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                16

PART III

10. Directors and Executive Officers of the Registrant      16
11. Executive Compensation                                  16
12. Security Ownership of Certain Beneficial
      Owners and Management                                 16
13. Certain Relationships and Related Transactions          17

PART IV

14. Exhibits, Financial Statement Schedules,
      and Reports on Form 8-K                               17

                                    PART I

ITEM 1.   BUSINESS

   The Company provides a broad line of protective services for its customers, including guard, alarm, armored and courier services. The Company believes that, based on revenues and the variety of services offered, it is the largest and broadest-based supplier in the protective services industry in the United States.

COMPANY'S BUSINESS UNITS

   The Company's protective services business is divided into four business units: guard services, alarm services, armored services and courier services. Information concerning the revenues, operating profit or loss and identifiable assets attributable to each of the Company's business units is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements.

   GUARD SERVICES

   The guard services unit provides a variety of guard and related security services under the Wells Fargo(R), Burns(R), Globe(R) and other service marks to approximately 14,000 government and business customers from approximately 281 locations throughout the United States, and in Canada, Colombia and the United Kingdom. The Company believes that its guard services unit is the largest contract guard services operation in the world, measured by revenues.

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

   The guard services unit employs approximately 70,000 security officers. Security officers undergo a standardized pre-employment screening program that features mandatory drug screening, criminal record checks at the county and municipal court level and verification of consumer credit reports, Social Security information and drivers' license records. Security officers receive classroom orientation and field training in safety, first aid and security techniques and in the handling of specific problems applicable to particular industries or situations.

   The guard services unit markets guard services through approximately 150 sales representatives nationwide and in Canada, Colombia and the United Kingdom. Sales personnel operate out of local branch and sales offices. The guard services unit also bids on contracts with governmental agencies.

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

   ALARM SERVICES

   The alarm services unit provides electronic security services in the United States and Canada under the Wells Fargo(R) service mark for its commercial customers and under the Pony Express(R) service mark for its residential customers. In addition, this unit provides an integrated guard, patrol and alarm service to Bel Air, Beverly Hills and other suburbs of Los Angeles under the trade name Bel-Air Patrol. The Company believes that its alarm services unit is one of the largest electronic security service operations in the United States, measured by revenues. The unit has approximately 2,440 employees.

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

   The alarm services unit services approximately 109,000 security systems in financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of federal, state and local governments, defense installations, and health care and educational facilities.

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

   The alarm services unit conducts its sales, installation and service operations from 37 branch offices in the United States and Canada, some of which are on the same premises as a monitoring station, and additional satellite offices. The alarm services unit has a nationwide sales force that is separated into broad-based commercial groups, as well as specialized sales teams that address the specific needs of the financial community, engineered systems market and other high growth segments of the industry. One group, for example, focuses on multi-location companies such as national retail chains and fast food outlets that require a single point of control for planning, servicing, monitoring and reporting for all locations.

   The alarm services unit also makes direct sales of security equipment to government and commercial users (including other companies in the alarm business) and designs, assembles and sells engineered systems for commercial fire suppression.

   Residential. The alarm services unit also installs fire and intrusion protection systems for residential customers under the Pony Express(R) service mark. Residential customer sales and service are generally performed from the same facilities as for commercial accounts. Residential systems are installed by the Company with monitoring agreements and often with maintenance agreements. The majority of the residential monitoring contracts are for an initial period of three to five years with automatic renewal for additional one-year terms, unless terminated by either party. The unit services approximately 25,600 residential security systems.

   Bel-Air Patrol. The Company also provides a complete protective package, including central station alarm service and surveillance systems, security guards and day and night patrols, to residents in Bel Air and Beverly Hills and other nearby communities of Los Angeles. The Company provides these services to approximately 12,000 customers under the trade name Bel-Air Patrol.

   The alarm services unit purchases electronic equipment and component parts for systems from a number of suppliers, and is not dependent upon any single source for such equipment or parts.

   ARMORED SERVICES

   The armored services unit is a security-related cash services business that provides traditional armored transport services, automatic teller machine ("ATM") services and cash management services in the United States under the Wells Fargo(R) service mark. The unit employs approximately 6,100 employees at approximately 136 facilities throughout the United States and Puerto Rico. The Company's armored and ATM businesses use a fleet of approximately 1,770 vehicles to transport approximately $5 billion of currency and securities each business day. The Company believes it is the second largest armored transportation operation in the United States, measured by revenues.

   Armored Transport. The Company provides vault storage and specialized, secure transportation services using armed guards in carrying currency, securities and other valuables for banks and national and local retail customers.

The Company provides armored transport services for over 14,000 customers.
Most of the customer contracts are for a multi-year term with automatic renewal for additional one-year terms, unless terminated by either party. It has been the unit's experience that its customers generally continue the service after the initial term of the contract.

   The armored transport services operation has a sales force of approximately 40 people dedicated to the solicitation of transportation-related accounts and a separate sales force that focuses solely on transportation-related accounts for national retail customers. In recent years the Company has expanded its armored express service, which offers deposit pick-up services in small to medium sized markets for retailers who have not traditionally used armored transport services.

   Generally, the Company assumes responsibility for the safe arrival at the destination of transported commodities. The armored transport unit maintains a risk management department that is responsible for loss prevention, security investigation, employee safety and training and coordination with local and federal law enforcement personnel.

   ATM Servicing. The armored transport unit also provides special services to approximately 25,000 ATMs on a national basis. The Company believes it is the leading servicer of ATMs in the United States, measured by both revenues and the number of ATMs serviced.

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

   The Company offers financial institutions a complete range of management and maintenance services for ATM networks. The Company provides cash preparation and replenishment, deposit collection and verification, on-site balancing of ATM funds, preventive maintenance and first and second line maintenance services, including necessary hardware maintenance. The Company also sells refurbished ATM equipment.

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

   COURIER SERVICES

   The courier services unit transports time-sensitive packages for commercial businesses and non-negotiable financial documents for Federal Reserve banks and financial institutions through 34 branch and 82 satellite offices in 32 states under the Pony Express(R) service mark. The unit provides ground courier services through a fleet of approximately 3,300 vehicles and commercial and charter air service for longer distance or extremely time-critical shipments.

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

   The courier services unit attempts to meet customer needs for secure transportation through flexible and customized services. Shipments are picked up and delivered by uniformed courier guards who are trained in security measures. The unit has developed sophisticated information systems that provide automated billing, computer-assisted routing and package tracking and other programs that enhance customer service. The unit is expanding its use of PonyTrak/TM/, an electronic tracking system that uses a hand-held scanner to record pickup and delivery times, dates and locations by reading package bar codes. The Company offers services outside of normal business hours that sometimes require couriers to unlock and enter customer premises and secure premises when leaving.

   The unit employs approximately 4,800 persons. The unit leases approximately 60 percent of its vehicles from its employees. The Company believes such lease arrangements provide a competitive advantage because such employees tend to provide better customer service, drive more safely and have a more vested interest in the success of the business.

   The courier services unit operates both as a common and contract carrier and uses a combination of tariffs and shipping contracts to control the terms, conditions and rates applicable to the transportation of shipments. Rates are dependent upon many factors, including the weight and type of the shipped item, the distance and urgency of the shipment and the geographical location.

COMPETITION

   The guard services unit competes with major national firms and numerous smaller regional and local companies providing similar services. Competition in the security guard industry is based on price in relation to the quality of service, the scope of services performed, the extent and quality of guard supervision, recruiting and training and name recognition.

   The alarm services unit competes with major national firms and numerous smaller regional and local companies. Competition in the alarm services industry is based on price in relation to the quality of service, the scope of alarm installation and service, and the level of technological and engineering sophistication.

   The armored services unit competes with major national firms and numerous smaller regional and local companies. Competition in the armored transport industry is based primarily on price in relation to quality of service, the scope of services performed, quality of cargo insurance and name recognition.

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

   Federal legislation became effective in 1995 that abolished all intrastate regulatory control over prices, routes and services to which the Company's armored and courier units had previously been subject. Such operations are subject to regulation by federal and state agencies with respect to safety of employees, operations and equipment, vehicle emissions and underground fuel storage tanks.

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

   The Company is a party to collective bargaining agreements with various local unions covering approximately 8,100 employees. The collective bargaining agreements expire at various dates from 1996 to 1999 and relate, among other things, to wages, hours and conditions of employment. Under section 9(b)(3) of the National Labor Relations Act, if a union admits to membership, or is affiliated directly or indirectly with a union that admits to membership, employees other than guards, an employer of guards can refuse to bargain with such union and such union cannot be certified as the representative of a unit of guards. As a result, the Company has in many instances refused to recognize or withdrawn recognition of labor organizations that admit as members employees other than guards.

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

EXECUTIVE OFFICERS

   Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 1, 1996.

NAME                AGE  POSITION WITH COMPANY

J. Joe Adorjan....   57  Chairman of the Board, Chief Executive
                         Officer and President; Director

John D. O'Brien..    53  Senior Vice President

Timothy M. Wood..    48  Vice President, Finance

   Mr. Adorjan has been a director of the Company since 1993, Chairman of the Board (since January 1996), Chief Executive Officer (since October 1995) and President (since April 1995). Mr. Adorjan was President of Emerson Electric Co. from 1992 to 1995 and Chairman and Chief Executive Officer of ESCO Electronics Corporation from 1990 to 1992. Mr. Adorjan is also a director of California Microwave, Inc. and ESCO Electronics Corporation.

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

ITEM 2.   PROPERTIES

   The Company and its subsidiaries maintain armored and courier terminals, central alarm stations, plants and general offices in various cities in the United States, Puerto Rico, Canada, the United Kingdom and Colombia. At December 31, 1995, the guard services unit occupied approximately 281 branch and satellite offices, all but one of which were leased. At December 31, 1995, the alarm services unit operated 12 central stations, of which 4 were leased and 37 additional branch and 15 separate satellite offices, all of which were leased. At December 31, 1995, the armored services unit occupied 136 facilities, of which 100 were leased, and 61 of which contained vaults. At December 31, 1995, the courier services unit occupied approximately 116 branches and satellites, of which all but three were leased. The Company leases approximately 57,000 square feet of office space in Chicago, Illinois for its executive offices. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

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

   Environmental Proceedings

   The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse affect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in its financial statements in the aggregate amount of approximately $10 million (relating to environmental matters with respect to discontinued operations of the Company). The Company believes that such provisions for indicated environmental liabilities have been established on a basis consistent with generally accepted accounting principles. If any environmental liability claim relating to the Company's former chemical and plastics business is made, the Company is indemnified by the purchaser of such business, General Electric Company. Since the disposition, the Company has notified General Electric Company of various claims made with respect to the Company's former chemical and plastics business and General Electric Company has assumed all of such claims and has not contested its indemnification obligations. There is no dollar limitation on the General Electric Company's indemnification obligations and there are no other material limitations or exclusions with respect thereto. If any environmental liability claim relating to the operations of Borg-Warner Automotive, Inc. is made, the Company will be indemnified by Borg-Warner Automotive. There is no dollar limitation on such indemnification obligations and there are no other material limitations or exclusions with respect thereto.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to the security holders of the Company during the fourth quarter of 1995.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

   On January 20, 1993, the Company's Common Stock was listed for trading on the New York Stock Exchange. Prior to that date, there was no established public trading market for shares of Common Stock. As of March 5, 1996, there were approximately 217 holders of record of Common Stock.

   The Company has neither paid nor declared any cash dividends on its Common Stock during the last two years. The payment of dividends by the Company prohibited under the terms of the Company's indebtedness. The Company currently intends to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction of outstanding indebtedness. Accordingly, the Company does not expect to be able to nor does it expect to pay cash dividends in the foreseeable future.

   High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter during 1994 and 1995 were:

            Quarter ended   High       Low
            -------------  -------   -------

  1994      March 31       $22       $16-3/8
            June 30         16-7/8    10-3/4
            September 30    12-3/4    10-5/8
            December 31     11-1/8     8-1/4

  1995      March 31       $ 9-7/8   $ 5-1/2
            June 30          9-1/2     6-7/8
            September 30     9-3/8     8-3/8
            December 31     13         7-1/8

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data for the five years ended December 31, 1995, with respect to the following line items shown under the "Consolidated Statistical Review" (set forth on page 12) in the Annual Report is incorporated herein by reference and made a part of this report: Net service revenues; earnings (loss) from continuing operations; earnings (loss) from continuing operations per share; total assets and total debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Management's Discussion and Analysis of Results of Operations and
Financial

Condition (set forth on pages 14 through 19) in the Annual Report are incorporated herein by reference and made a part of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements (including the notes thereto) of the Company (set forth on pages 20 through 38) in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1995 and 1994 is set forth in Note 14 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements and Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Inapplicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors and nominees for election as directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors" on pages 1 through 3 of the Company's proxy statement for the 1996 annual meeting of stockholders. Information with respect to executive officers of the Company is set forth in part I of this report. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Compliance" on page 6 of the Company's proxy statement for the 1996 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" on pages 6 through 9, and "Compensation of Directors" on page 4, of the Company's proxy statement for the 1996 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's common stock, by directors and nominees for director of the Company and by all directors and executive officers of the Company as a group is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 5 and 6 of the Company's proxy statement for the 1996 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on pages 13 and 14 of the Company's proxy statement for the 1996 annual meeting of stockholders.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth on pages 20 through 38 of the Annual Report, and the report of Deloitte & Touche set forth on page 39 of the Annual Report, are incorporated herein by reference:

          Consolidated Balance Sheet--December 31, 1995 and 1994

          Consolidated Statement of Operations--three years ended December 31, 1995

          Consolidated Statement of Cash Flows--three years ended December 31, 1995

          Consolidated Statement of Stockholders' Equity--three years ended December 31, 1995

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

   (b)    Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORG-WARNER SECURITY CORPORATION


By /s/ J. Joe Adorjan
  --------------------
J. Joe Adorjan
Chairman of the Board, Chief Executive Officer
and President

Date: March 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this day of March 18, 1996.

Signature                           Title
---------                           ------

/s/ J. Joe Adorjan                  Chairman of the Board, Chief
-------------------------------     Executive Officer and President and
J. Joe Adorjan                      Director (Principal Executive
                                    Officer)

/s/ Timothy M. Wood                 Vice President, Finance
-------------------------------     (Principal Financial and Accounting
Timothy M. Wood                     Officer)


/s/ James J. Burke, Jr.             Director
-------------------------------
James J. Burke, Jr.


/s/ Albert J. Fitzgibbons, III      Director
-------------------------------
Albert J. Fitzgibbons, III

                                    Director
-------------------------------
Arthur F. Golden

/s/ Dale W. Lang                    Director
-------------------------------
Dale W. Lang
                                    Director
-------------------------------
Robert A. McCabe

-------------------------------
Andrew McNally IV                        Director

/s/ Alexis P. Michas                     Director
-------------------------------
Alexis P. Michas

/s/ H. Norman Schwarzkopf                Director
-------------------------------
H. Norman Schwarzkopf

/s/ Donald C. Trauscht                   Director
-------------------------------
Donald C. Trauscht

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Borg-Warner Security Corporation

We have audited the consolidated financial statements of Borg-Warner Security Corporation as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 5, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Borg-Warner Security Corporation listed in Item 14 of this Annual Report on Form 10-
K. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Chicago, Illinois
February 5, 1996

                                                                     SCHEDULE II

                       BORG-WARNER SECURITY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                             (dollars in millions)


        COLUMN A                              COLUMN B                      COLUMN C                  COLUMN D          COLUMN E
        --------                             -----------          ----------------------------       -----------       -----------
                                                                            Additions
                                                                            ---------

 Years Ended December 31,                                            (1)               (2)
                                              Balance At          Charged to        Charged to                           Balance
                                               Beginning           Costs and           Other                             at Close
           Description                        of Period            Expenses          Accounts         Deductions        of Period
           -----------                       -----------          -----------       -----------      -----------       -----------

1993
      Allowance for Doubtful Accounts        $       8.2          $       4.2       $       0.5      $       4.1       $       8.8
                                             ===========          ===========       ===========      ===========       ===========


1994
      Allowance for Doubtful Accounts        $       8.8          $       5.5       $       1.5      $       8.1       $       7.7
                                             ===========          ===========       ===========      ===========       ===========


1995
      Allowance for Doubtful Accounts        $       7.7          $       4.4        $      2.4      $       7.2       $       7.3
                                             ===========          ===========       ===========      ===========       ===========

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                            DOCUMENT DESCRIPTION
  ------                            --------------------

   *3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   *3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

   *4.1 Credit Agreement dated as of January 27, 1993 ("Credit Agreement") among the Company, the lenders party thereto and the administrative agent named therein (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1992), as amended by the First Amendment thereto (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1994), as amended by the Second Amendment and Consent to Credit Agreement dated as of March 15, 1995 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1994), and as amended by the Third Amendment to Credit Agreement and Consent dated as of October 16, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

   *4.2 Credit Agreement dated as of January 27, 1993 ("L/C Agreement") among the Company, the banks party thereto and the agent named therein (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), as amended by the First Amendment thereto (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1994), as amended by the Fifth Amendment to L/C Agreement dated as of March 15, 1995 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994), and as amended by Amendment No. 6 dated as of October 16, 1995 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

  EXHIBIT
  NUMBER                            DOCUMENT DESCRIPTION
  ------                            --------------------

  *4.3 Credit Agreement dated as of October 16, 1995 ("Term Loan Agreement") among the Company, various lenders and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

   *4.4 Indenture dated as of January 15, 1983 by and between Borg-Warner and Harris Trust & Savings Bank, Trustee, entered into in connection with the registration of up to $150 million of debt securities and under which Borg-Warner issued 8% Notes due April 1, 1996 (incorporated by reference to Exhibit 9(d) to Registration Statement No. 2-81437).

   *4.5 Supplemental Indenture dated as of December 31, 1987 to the Indenture dated as of January 15, 1983 by and between the Company and Harris Trust and Savings Bank (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the Ten Months ended October 31, 1987).

   *4.6 Form of Security for 8% Notes due April 1, 1996 (incorporated by reference to Exhibit 4.8 to Registration Statement No. 33-53480).

   *4.7 Indenture dated as of April 1, 1986 by and between Borg-Warner and Harris Trust and Savings Bank, entered into in connection with the registration of up to $150,000,000 of Debt Securities and Warrants to Purchase Debt Securities for issuance under a shelf registration on Form S-3 (incorporated by reference to Registration Statement No. 33-4670).

  *4.8 Indenture dated as of May 3, 1993 by and between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit
            4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993).

  +*10.1  Borg-Warner Security Corporation Directors Stock Appreciation Rights
            Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

  +*10.2 Borg-Warner Corporation Management Stock Option Plan, as amended through January 19, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

  +*10.3  Borg-Warner Security Corporation 1993 Stock Incentive Plan

  EXHIBIT
  NUMBER                           DOCUMENT DESCRIPTION
  ------                           --------------------

            (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

  +*10.4 Employment Agreement dated as of March 28, 1995 for J.J. Adorjan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

  +*10.5 Form of Employment Agreement for Messrs. O'Brien and Wood (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-15419), as amended by Form of Amendment of Employment Agreement dated January 19, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

   *10.6 Form of Indemnification Agreement dated September 23, 1986 between the Company and Messrs. O'Brien and Wood (incorporated by reference to Exhibit 10.17 to Borg-Warner's Annual Report on Form 10-K for the year ended December 31, 1986).

  +*10.7 Agreement dated as of March 28, 1995 with D.C. Trauscht (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

  +*10.8  Borg-Warner Retirement Savings Plan, as amended through January 1,
            1995 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +*10.9  Borg-Warner Security Corporation Retirement Savings Excess Benefit
            Plan, as amended and restated through January 1, 1995 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +*10.10  Borg-Warner Security Corporation Supplemental Benefits Compensation
            Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   *10.11  Consulting Agreement dated as of September 1, 1993 between the
            Company and H. Norman Schwarzkopf (incorporated by reference to
            Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

  EXHIBIT
  NUMBER                            DOCUMENT DESCRIPTION
  ------                            --------------------

  10.12 Consulting Agreement dated as of January 1, 1996 between the Company and D.C. Trauscht.

  11        Computation of earnings per share.

  13        1995 Annual Report to Stockholders.

  21        Subsidiaries of the Company.

  23        Consent of Deloitte & Touche LLP.

  27        Financial Data Schedule.
--------------------

       *    Incorporated by reference.
       + Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).