Form 10-Q
period 1996-03-31
BORG WARNER SECURITY CORP
filed 1996-05-15
CIK 817945

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT

                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1996
                         Commission file number: 1-5529

                      BORG-WARNER SECURITY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       13-3408028
- ------------------------------                       -------------------
State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization                        Identification No.)



200 South Michigan Avenue, Chicago, Illinois                60604
- --------------------------------------------            --------------
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

On April 30, 1996 the registrant had 22,110,542 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.

================================================================================

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                       THREE MONTHS ENDED MARCH 31, 1996


                                     INDEX

                                                                      Page No.
                                                                      --------

PART I.  Financial Information
         ---------------------

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet
     at March 31, 1996 and December 31, 1995.......................       2

    Consolidated Statement of Earnings for
     the three months ended March 31, 1996 and 1995................       3

    Condensed Consolidated Statement of Cash Flows for
     the three months ended March 31, 1996 and 1995................       4

    Notes to the Consolidated
     Financial Statements..........................................       5

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........      10

PART II.  Other Information
          -----------------

  Item 1.  Legal Proceedings.......................................      13

  Item 2.  Changes in Securities...................................      13

  Item 3.  Defaults Upon Senior Securities.........................      13

  Item 4.  Submission of Matters to a Vote of
            Security Holders.......................................      13

  Item 5.  Other Information.......................................      13

  Item 6.  Exhibits and Reports on Form 8-K........................      13

SIGNATURES.........................................................      14

                         Part I. Financial Information

Item 1. Financial Statements
        --------------------

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                              March 31,   December 31,
                                                1996          1995
                                              ---------   ------------
ASSETS
- ------
  Cash and cash equivalents                    $ 16.4        $ 21.1
  Receivables, net                               95.0         102.7
  Inventories                                    13.4          12.5
  Other current assets                           73.2          59.5
                                               ------        ------
    Total current assets                        198.0         195.8
                                               ------        ------
  Property, plant and equipment, at cost        490.3         500.7
  Less accumulated depreciation                 249.7         249.8
                                               ------        ------
    Net property, plant and equipment           240.6         250.9
                                               ------        ------
  Net excess purchase price
    over net assets acquired                    269.4         273.0
  Deferred tax asset                             52.8          52.8
  Other assets                                   84.0          78.9
                                               ------        ------
    Total assets                               $844.8        $851.4
                                               ======        ======


LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
  Notes payable                                $  5.9        $  7.0
  Accounts payable and accrued expenses         184.5         193.9
                                               ------        ------
    Total current liabilities                   190.4         200.9
                                               ------        ------
  Long-term debt                                488.8         482.1
  Other long-term liabilities                   115.4         118.7

  Capital stock:
    Common stock                                  0.2           0.2
    Series I non-voting common stock                -             -
  Other stockholders' equity                     50.0          49.5
                                               ------        ------
    Total stockholders' equity                   50.2          49.7
                                               ------        ------
    Total liabilities & stockholders'
      equity                                   $844.8        $851.4
                                               ======        ======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)


                                       Three Months Ended March 31,
                                       ----------------------------
                                              1996     1995
                                             ------   ------
Net service revenues                         $450.0   $462.4

Cost of services                              363.2    371.2
Selling, general and
  administrative expenses                      54.8     58.9
Depreciation                                   13.2     14.9
Amortization of excess purchase
  price over net assets acquired                3.6      3.8
Interest expense and finance charges           15.0     13.8
                                             ------   ------
    Earnings (loss) before income taxes         0.2     (0.2)
Income tax benefit                              0.3      0.3
                                             ------   ------
    Net earnings                             $  0.5   $  0.1
                                             ======   ======

Net earnings per share                       $ 0.02   $    -
                                             ======   ======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996         1995
                                                            ------       ------
OPERATING:
 Net earnings                                               $  0.5       $  0.1
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Non-cash charges to earnings:
     Depreciation and amortization                            16.8         18.7
     Provision for losses on receivables                       1.3          0.8
     Amortization of debt discounts                            0.5          0.4
   Changes in assets and liabilities:
     Decrease in receivables                                   6.2          8.4
     Increase in other current assets                         (3.9)        (4.1)
     Increase/(decrease) in accounts payable and
      accrued expenses                                        (9.4)         1.6
     Net change in other long-term assets and liabilities     (0.3)        (3.3)
   Other                                                      (1.0)        (0.9)
                                                            ------       ------
    Net cash provided by operating activities                 10.7         21.7
                                                            ------       ------

INVESTING:
 Capital expenditures and investments in sales-type
  leases                                                     (10.5)       (13.3)
 Other, net                                                    0.5         (0.3)
                                                            ------       ------
    Net cash used in investing activities                    (10.0)       (13.6)
                                                            ------       ------
FINANCING:
 Net decrease in notes payable                                (1.1)        (4.7)
 Increase in debt outstanding under revolving
   credit facility                                             7.0         51.4
 Reductions in long-term debt                                 (0.8)       (29.4)
 Net decrease in receivables sold                            (10.6)       (24.0)
 Sales of treasury common stock                                0.1          0.3
                                                            ------       ------
   Net cash used in financing activities                      (5.4)        (6.4)
                                                            ------       ------
NET INCREASE(DECREASE)IN CASH AND CASH EQUIVALENTS            (4.7)         1.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              21.1         15.8
                                                            ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 16.4       $ 17.5
                                                            ======       ======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) The financial statements of Borg-Warner Security Corporation and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

(2) The allowance for doubtful accounts was $7.2 million at March 31, 1996 and $7.3 million at December 31, 1995. The accumulated amortization on excess purchase price over net assets acquired was $86.8 million at March 31, 1996 and $93.0 million at December 31, 1995.

In November 1995, the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. This sold interest was reflected as a reduction of "Receivables" in the accompanying Condensed Consolidated Balance Sheet at March 31, 1996 and December 31, 1995. The Company retains, on a subordinated basis, an undivided interest in the pool of receivables. The Company's retained interest of $8.6 million and $17.0 million at March 31, 1996 and December 31, 1995, respectively, is included with "Receivables, net" on the balance sheet. "Other current assets" at March 31, 1996 and December 31, 1995 included interest-bearing cash deposits of $41.7 million and $31.1 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back by the trustee based on the amount of eligible receivables in the revolving receivables pool. The Company's retained interest in the receivables and cash deposits is generally restricted. The full amount of the allowance for losses has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The discount related to the sale of receivables is included with "Interest expense and finance charges" in the Consolidated Statement of Operations.

Net cash payments for interest and income taxes were as follows (in millions of dollars):

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                     1996    1995
                                                     ----    ----
      Interest paid                                  $9.1    $9.4
      Income taxes paid (refunded)                    0.3    (2.4)

(3) The Company's provision for income taxes for the three months ended March 31, 1996 and 1995 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

(4) The following tables summarize the capitalization of the Company at March 31, 1996 and December 31, 1995 (in millions of dollars):

                                     March 31, 1996        December 31,1995
                                   ------------------     ------------------
DEBT                               Current  Long-Term     Current  Long-Term
                                   ------------------     ------------------
Bank term loan due 1998 (at
 an average rate of 8.8%
 in 1996 and 8.3% in 1995;
 and 8.5% at March 31, 1996)        $  -      $100.0       $  -      $100.0
Bank revolving commitment
 loan due through 1999 (at
 an average rate of 8.6% in
 1996 and 7.3% in 1995; and
 8.3% at March 31, 1996)               -       131.6          -       124.6
8% notes (face amount of
 $100 million due 1996)                -       100.0          -        99.5
Unsecured notes (at an average
 rate of 7.4% in 1996 and 7.0%
 in 1995; and 7.3% at March 31,
 1996)                               0.2         0.7        0.4         0.6
Capital lease liability (at an
 average rate of 8.0% in 1996
 and 8.4% in 1995; and 8.0% at
 March 31, 1996)                     5.7         7.4        6.6         8.3
9-1/8% senior subordinated
 notes (face amount of
 $150 million due 2003)                -       149.1          -       149.1
                                    ----      ------       ----      ------

Total notes payable and
 long-term debt                     $5.9      $488.8       $7.0      $482.1
                                    ====      ======       ====      ======


STOCKHOLDERS' EQUITY                    March 31,     December 31,
                                          1996            1995
                                        ---------     ------------
Common stock:
 Common stock                             $ 0.2          $ 0.2
 Series I non-voting common stock             -              -

Preferred stock                               -              -

Capital in excess of par value             28.2           28.1
Notes receivable - management
 stock purchase                            (0.3)          (0.3)
Retained earnings                          31.5           31.2
Cumulative translation adjustment          (0.4)          (0.4)
                                          -----          -----
                                           59.2           58.8
Less treasury common stock,
 1,913,008 shares in 1996 and
 1,928,861 shares in 1995, at cost         (9.0)          (9.1)
                                          -----          -----
   Total stockholders' equity             $50.2          $49.7
                                          =====          =====


CAPITAL STOCK - NUMBER OF SHARES       March 31,    December 31,
(Thousands of shares)                    1996           1995
                                       ---------    ------------
Common Stock, $.01 par value:
 Authorized                            50,000.0       50,000.0
 Issued                                22,446.1       22,446.1
 Outstanding                           22,103.5       22,087.6

Series I non-voting common stock,
$.01 par value:
 Authorized                            25,000.0       25,000.0
 Issued                                 2,720.0        2,720.0
 Outstanding                            1,149.6        1,149.6

Preferred stock, $.01 par value:
 Authorized                             5,000.0        5,000.0
 Issued and outstanding                       -              -

(5) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):

                            Three Months Ended
                                 March 31,
                            ------------------
                               1996    1995
                              ------  ------
Average common shares
 outstanding                  23,245  22,933
Common share equivalents         279     174
                              ------  ------
Total used for computation
 of per share earnings        23,524  23,107
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

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $9 million (relating to environmental matters with respect to discontinued operations of the Company).

If any environmental liability claim relating to the Company's former chemical and plastics business is made, the Company is indemnified by the purchaser of such business, General Electric Company. Since the disposition, the Company has notified General Electric Company of various claims made with respect to the Company's former chemical and plastic business, and General Electric Company has assumed all of such claims and has not contested its indemnification obligations. There is no dollar limitation on the General Electric Company's indemnification obligations and there are no other material limitations or exclusions with respect thereto. If any environmental liability claim relating to the operations of the Company's discontinued automotive subsidiary is made, the Company will be indemnified by such former subsidiary.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

Operating profit increased 8.9% for the first quarter of 1996 compared to 1995 despite a 2.7% decline in revenue to $450.0 million from $462.4 million. Net earnings were $0.5 million, or $.02 per share, in 1996 compared with break-even results in the 1995 first quarter.

Revenue increased at the Armored unit, primarily from higher volume, but was lower at Guard and Alarm as severe weather in the Eastern and Northeast sections of the United States disrupted service and restricted billings. The revenue contributed by each of the Company's business units was as follows (in millions of dollars):

                                  Three Months Ended
                                       March 31
                                  ------------------
                                    1996      1995
                                   ------    ------
  Guard                            $296.2    $302.0
  Alarm                              58.9      65.1
  Armored                            59.0      56.7
  Courier                            35.9      38.6
                                   ------    ------
     Total                         $450.0    $462.4
                                   ======    ======

Operating profit, which is pretax earnings before interest expense and unallocated corporate expenses, increased 8.9% over the first quarter of 1995. Higher margins at the Guard and Alarm units were the primary reason for the improvement. A combination of improved profitability on service contracts and cost reduction efforts led to the improved operating margin.

Guard revenue for the first quarter of 1996 decreased 1.9% from 1995. The decline was partly due to substantial snowfall in the Eastern United States. This disrupted service and adversely impacted billable hours. Volume, as measured by average guard hours-in-force, declined 5.6% as reductions, cancellations, and terminations exceeded new sales. The unit's program to reduce under-performing contracts contributed to improved margins as operating profit increased 26.8% in the first quarter of 1996. Field cost reduction and streamlining programs and reduced amounts of unbilled overtime also contributed to the improvement.

Alarm revenue decreased 9.5% in the first quarter of 1996 compared to 1995. The decrease was partially due to severe weather conditions in the Northeast, Mid-Atlantic and Midwest regions, which limited new installation revenue and the subsequent monitoring revenue from those installations. In 1995, Alarm began recognizing installation contracts as sales-type leases rather than operating leases. This resulted in a 2.8% revenue reduction in 1996 since related rental charges declined. There is no significant impact on operating income since the rental revenue is substantially offset by finance income earned on sales-type leases and lower depreciation expense on operating leases. Alarm's 1996 operating profit increased 26.9% primarily due to improved investment control performance, lower operating costs and emphasis on improved sales productivity.

Armored revenue increased 4.1% in the first quarter of 1996 due primarily to higher volume in the ATM service operations. Revenue for the armored transport and cash services operations were comparable to 1995. Operating profit declined 18.4% due to higher labor and vehicle costs, and the absence of a pricing surcharge implemented in the first quarter of 1995.

Courier revenue decreased 7.0% in the first quarter of 1996 compared to 1995. The lower revenue reflects the reduced volume of traditional financial document shipments and weather-related problems affecting deliveries. Operating results declined due to the impact of reduced revenues over a fixed cost base in established route structures. The Company is reviewing its route structure and branch organization in light of the reduced volume of business.

Certain federal legislative forces have proposed an increase in the minimum wage. The Company believes that it will be able to adjust its billing rates in response to any such increase and that there would not be a material effect on operating income from any increase in the minimum wage.

Interest expense and finance charges increased 8.7% in the first quarter of 1996 from the comparable 1995 period due to higher interest rates associated with refinancing activities in late 1995.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

In November 1995 the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at March 31, 1996 and December 31, 1995 included interest-bearing cash deposits of $41.7 million and $31.1 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool. The levels of receivables and current liabilities are influenced by the timing of billings, collections and payrolls. The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs.

Net cash provided by operating activities was $10.7 million in the first quarter of 1996 compared with $21.7 million in the first quarter of 1995. The decline in cash provided by operating activities is primarily due to timing fluctuations in payroll accruals. Cash used for investing activities declined by $3.6 million due primarily to controlled Alarm investment and lower capital expenditures. Total funding, including debt and off-balance sheet facilities, declined to $571.5 million at March 31, 1996 from $576.3 million at December 31, 1995. The Company expects that continuing operations, together with existing credit facilities and replacements thereof, will generate sufficient cash to fund current operating requirements and capital expenditures.

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

The Company used the initial $100 million of proceeds from the term loan to prepay an existing $50 million term loan and for general corporate purposes. The remaining $100 million of term loan proceeds was used to repay the $100 million principal amount of its 8% notes, which matured on April 1, 1996.

The Company is required to prepay the term loan with the proceeds from certain asset sales, certain reversions of surplus pension plan assets, issuance of debt or equity securities and excess cash flow. In the event that, as of the end of each quarter beginning with the quarter ended March 31, 1997, the Company has not achieved required covenants for the four consecutive quarters ending on such date, the Company is required to prepay $150 million of the term loan not later than 120 days after the end of such quarter. If the Company is required to make such payment, it expects to fund such amount through some combination of transactions that may include the issuance of debt or equity securities, the sale of assets or other financing alternatives.

In March 1996 the Company entered into an agreement that provides for the purchase of the installation and equipment lease payments due under certain alarm unit customer leased installations.

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

                          Part II. Other Information

Item 1.  Legal Proceedings
         -----------------

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Centaur Insurance Company ("Centaur"), the Company's discontinued property and casualty insurance subsidiary, has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise Centaur's liabilities at an aggregate level that is not in excess of its assets. The foregoing has resulted in one pending lawsuit against the Company for recovery of alleged damages incurred as a result of Centaur's failure to satisfy its reinsurance obligations. The liability phase of such lawsuit has begun and the Company intends to defend this lawsuit vigorously.

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

              99 -  Cautionary Statement

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


                                           Borg-Warner Security Corporation
                                           --------------------------------
                                                     (Registrant)



                                           By /s/   Timothy M. Wood
                                              -----------------------------
                                                      (Signature)

                                                Timothy M. Wood
                                                Vice President, Finance
                                                (Principal Financial and
                                                Accounting Officer)


Date: May 15, 1996