Form 10-Q
period 1996-06-30
BORG WARNER SECURITY CORP
filed 1996-08-14
CIK 817945

===========================================================================




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1996
                        Commission file number: 1-5529


                       BORG-WARNER SECURITY CORPORATION
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                   13-3408028
- -----------------------------                   ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
Incorporation or organization)                   Identification No.)



200 South Michigan Avenue, Chicago, Illinois           60604
- --------------------------------------------        -------------
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

On July 31, 1996 the registrant had 22,110,542 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.

=============================================================================

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                       THREE MONTHS ENDED JUNE 30, 1996


                                     INDEX

                                                             Page No.
                                                             --------

     PART I.  Financial Information
              ---------------------

      Item 1. Financial Statements

        Condensed Consolidated Balance Sheet
         at June 30, 1996 and December 31, 1995 . . . . . . . . .   2

        Consolidated Statement of Earnings for
         the three months ended June 30, 1996 and 1995  . . . . .   3

        Consolidated Statement of Earnings for
         the six months ended June 30, 1996 and 1995  . . . . . .   4

        Condensed Consolidated Statement of Cash Flows for
         the six months ended June 30, 1996 and 1995  . . . . . .   5

        Notes to the Consolidated
         Financial Statements . . . . . . . . . . . . . . . . . .   6

      Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . .  11

     PART II.  Other Information
               -----------------

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . .  15

      Item 2.  Changes in Securities  . . . . . . . . . . . . . .  15

      Item 3.  Defaults Upon Senior Securities  . . . . . . . . .  15

      Item 4.  Submission of Matters to a Vote of
                Security Holders  . . . . . . . . . . . . . . . .  15

      Item 5.  Other Information  . . . . . . . . . . . . . . . .  16

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .  16

     SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .  17

                         Part I. Financial Information

     Item 1. Financial Statements
             --------------------

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                 June 30,   December 31,
                                                   1996        1995
                                                ----------  ------------
     ASSETS
      Cash and cash equivalents                   $  15.7       $  21.1
      Receivables, net                               97.8         102.7
      Inventories                                    13.6          12.5
      Other current assets                           64.5          59.5
                                                  -------       -------
         Total current assets                       191.6         195.8
                                                  -------       -------
      Property, plant and equipment, at cost        478.9         500.7
      Less accumulated depreciation                 248.1         249.8
                                                  -------       -------
        Net property, plant and equipment           230.8         250.9
                                                  -------       -------
      Net excess purchase price
        over net assets acquired                    265.9         273.0
      Deferred tax asset                             52.9          52.8
      Other assets                                   87.1          78.9
                                                  -------       -------
                                                  $ 828.3       $ 851.4
          Total assets                            =======       =======


     LIABILITIES & STOCKHOLDERS' EQUITY
      Notes payable                               $   5.0       $   7.0
      Accounts payable and accrued expenses         180.9         193.9
                                                  -------       -------
         Total current liabilities                  185.9         200.9
                                                  -------       -------
      Long-term debt                                478.7         482.1
      Other long-term liabilities                   111.6         118.7

      Capital stock:
        Common stock                                  0.2           0.2
        Series I non-voting common stock                -             -
      Other stockholders' equity                     51.9          49.5
                                                  -------       -------
         Total stockholders' equity                  52.1          49.7
                                                  -------       -------
          Total liabilities & stockholders'
            equity                                $ 828.3       $ 851.4
                                                  =======       =======

     (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)



                                           Three Months Ended June 30,
                                         -------------------------------

                                                1996        1995
                                              --------    --------
     Net service revenues                     $  454.6    $  467.3

     Cost of services                            366.2       377.0
     Selling, general and
      administrative expenses                     54.2        57.0
     Depreciation                                 12.9        14.3
     Amortization of excess purchase
      price over net assets acquired               3.6         3.6
     Interest expense and finance charges         14.6        14.4
                                              --------    --------
      Earnings before income taxes                 3.1         1.0
     Provision for income taxes                    1.2         0.4
                                              --------    --------
      Net earnings                            $    1.9    $    0.6
                                              ========    ========


     Net earnings per share                   $   0.08    $   0.03
                                              ========    ========



     (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                 (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)



                                            Six Months Ended June 30,
                                          -----------------------------
                                                1996         1995
                                              --------     --------
     Net service revenues                     $  904.6     $  929.7

     Cost of services                            729.4        748.2
     Selling, general and
      administrative expenses                    109.0        115.9
     Depreciation                                 26.1         29.2
     Amortization of excess purchase
      price over net assets acquired               7.2          7.4
     Interest expense and finance charges         29.6         28.2
                                              --------     --------
      Earnings before income taxes                 3.3          0.8
     Provision for income taxes                    0.9          0.1
                                              --------     --------
      Net earnings                            $    2.4     $    0.7
                                              ========     ========


     Net earnings per share                   $   0.10     $   0.03
                                              ========     ========


     (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                               Six Months Ended
                                                                   June 30,
                                                              1996         1995
                                                             -------      ------
OPERATING:
 Net earnings                                                $   2.4      $  0.7
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Non-cash charges to earnings:
     Depreciation and amortization                              33.3        36.6
     Provision for losses on receivables                         2.2         2.1
     Amortization of debt discounts                              0.6         1.0
   Changes in assets and liabilities:
     Decrease in receivables                                     2.6         7.4
     Increase in other current assets                           (5.8)       (4.4)
     Decrease in accounts payable and
      accrued expenses                                         (13.0)       (6.4)
     Net change in other long-term assets and liabilities        2.5        (5.7)
   Other                                                        (5.0)       (2.0)
                                                             -------      ------
    Net cash provided by operating activities                   19.8        29.3
                                                             -------      ------

INVESTING:
 Capital expenditures and investments in sales-type
  leases                                                       (21.9)      (27.6)
 Other, net                                                      1.0         0.4
                                                             -------      ------
    Net cash used in investing activities                      (20.9)      (27.2)
                                                             -------      ------
FINANCING:
 Net decrease in notes payable                                  (2.0)       (5.7)
 Increase (decrease) in debt outstanding under revolving
   credit facility                                              (2.1)       18.6
 Increases in long-term debt                                   100.0           -
 Reductions in long-term debt                                 (100.0)          -
 Net decrease in receivables sold                               (0.3)      (18.0)
 Sales of treasury common stock                                  0.1         0.5
                                                             -------      ------
    Net cash used in financing activities                       (4.3)       (4.6)
                                                             -------      ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (5.4)       (2.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                21.1        15.8
                                                             -------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  15.7      $ 13.3
                                                             =======      ======


(The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and Consolidated Subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

  (2) The allowance for doubtful accounts was $7.0 million at June 30, 1996 and $7.3 million at December 31, 1995. The accumulated amortization on excess purchase price over net assets acquired was $90.4 million at June 30, 1996 and $93.0 million at December 31, 1995.

  In November 1995, the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. This sold interest was reflected as a reduction of "Receivables" in the accompanying Condensed Consolidated Balance Sheet at June 30, 1996 and December 31, 1995. The Company retains, on a subordinated basis, an undivided interest in the pool of receivables. The Company's retained interest of $11.2 million and $17.0 million at June 30, 1996 and December 31, 1995, respectively, is included with "Receivables, net" on the balance sheet. "Other current assets" at June 30, 1996 and December 31, 1995 included interest-bearing cash deposits of $31.4 million and $31.1 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back by the trustee based on the amount of eligible receivables in the revolving receivables pool. The Company's retained interest in the receivables and cash deposits is generally restricted. The full amount of the allowance for losses has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The discount related to the sale of receivables is included with "Interest expense and finance charges" in the Consolidated Statement of Operations.

  Net cash payments for interest and income taxes were as follows (in millions of dollars):




                                                 Six Months Ended
                                                     June 30,
                                               -------------------
                                                 1996       1995
                                                ------     ------
      Interest paid                              $29.7     $28.4
      Income taxes paid (refunded)                 1.5      (0.6)

  (3) The Company's provisions for income taxes for the three and six month periods ended June 30, 1996 and 1995 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

  (4) The following tables summarize the capitalization of the Company at June 30, 1996 and December 31, 1995 (in millions of dollars):

                                    June 30, 1996        December 31, 1995
                                  -----------------      -----------------
  DEBT                            Current Long-Term      Current Long-Term
                                  ------- ---------      ------- ---------
  Bank term loan due 1998 (at
   an average rate of 8.8%
   in 1996 and 9.5% in 1995;
   and 8.7% at June 30, 1996)      $   -    $200.0       $    -     $100.0
  Bank revolving commitment
   loan due through 1999 (at
   an average rate of 8.5% in
   1996 and 7.3% in 1995; and
   8.4% at June 30, 1996)              -     122.5            -      124.6
  8% notes (face amount of
   $100 million due 1996)              -         -            -       99.5
  Unsecured notes (at an average
   rate of 7.2% in 1996 and 7.0%
   in 1995; and 7.3% at June 30,
   1996)                             0.2       0.4          0.4        0.6
  Capital lease liability (at an
   average rate of 8.3% in 1996
   and 8.4% in 1995; and 8.4% at
   June 30, 1996)                    4.8       6.6          6.6        8.3
  9-1/8% senior subordinated
   notes (face amount of
   $150 million due 2003)              -     149.2            -      149.1
                                   -----    ------       ------     ------

  Total notes payable and
     long-term debt                $ 5.0    $478.7       $  7.0     $482.1
                                   =====    ======       ======     ======

                                      -8-

STOCKHOLDERS' EQUITY                   June 30,      December 31,
                                        1996            1995
                                    -------------    ------------

 Common stock:
  Common stock                        $     0.2      $     0.2
  Series I non-voting common stock            -              -

 Preferred stock                              -              -

 Capital in excess of par value            28.3           28.1
 Notes receivable - management
 stock purchase                            (0.3)          (0.3)
 Retained earnings                         33.5           31.2
 Cumulative translation adjustment         (0.6)          (0.4)
                                      ----------     ----------
                                           61.1           58.8
 Less treasury common stock,
 1,905,958 shares in 1996 and
 1,928,861 shares in 1995, at cost         (9.0)          (9.1)
                                      ----------     ----------
   Total stockholders' equity         $    52.1      $    49.7
                                      ==========     ==========



CAPITAL STOCK - NUMBER OF SHARES       June 30,      December 31,
(Thousands of shares)                    1996            1995
                                      ---------      ------------
Common Stock, $.01 par value:
 Authorized                            50,000.0       50,000.0
 Issued                                22,446.1       22,446.1
 Outstanding                           22,110.5       22,087.6

Series I non-voting common stock,
$.01 par value:
 Authorized                            25,000.0       25,000.0
 Issued                                 2,720.0        2,720.0
 Outstanding                            1,149.6        1,149.6

Preferred stock, $.01 par value:
 Authorized                             5,000.0        5,000.0
 Issued and outstanding                       -              -

  (5) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):

                                     Three Months Ended        Six Months Ended
                                           June 30,                June 30,
                                     ------------------        ----------------
                                      1996        1995          1996     1995
                                     ------      ------        ------   ------
Average common shares
 outstanding                         23,258      23,101        23,251    23,027
Common share equivalents                294         195           284       203
                                     ------      ------        ------    ------
Total used for computation
 of per share earnings               23,552      23,296        23,535    23,230
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

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


  RESULTS OF OPERATIONS
  ---------------------

  Consolidated net service revenue for the three and six month periods ended June 30, 1996 declined 2.7% from the comparable 1995 periods. Despite reduced revenue, operating profit, which is pretax earnings before interest expense and unallocated corporate expenses, increased 13.4% and 11.2% for the second quarter and first six months of 1996, respectively. The Guard and Alarm units improved margins through a combination of profitability improvement programs and cost reduction efforts. Lower margins at the Armored and Courier units offset some of the improvement.

  The revenue contributed by each of the Company's units was as follows (in millions of dollars):


                        Three Months Ended        Six Months Ended
                              June 30,                  June 30,
                        ------------------        ----------------
                         1996        1995          1996      1995
                        ------      ------        ------    ------
  Guard                 $297.7      $307.7        $593.9    $609.7
  Alarm                   59.9        63.1         118.8     128.3
  Armored                 60.7        56.8         119.7     113.4
  Courier                 36.3        39.7          72.2      78.3
                        ------      ------        ------    ------
     Total              $454.6      $467.3        $904.6    $929.7
                        ======      ======        ======    ======

  Guard revenue declined 3% in the second quarter and the first six months of 1996 compared to 1995. Volume, as measured by average guard hours-in-force, declined 5.3% year-to-date, as reductions, cancellations, and terminations exceeded new sales. The unit's program to reduce underperforming contracts contributed to improved margins as operating profit increased 19.7% in the second quarter and 22.8% in the first half of this year. Field cost reduction and streamlining programs along with reduced amounts of unbilled overtime also contributed to the improvement.

  Alarm revenue decreased 5.2% in the second quarter and 7.4% in the first six months of 1996 compared to 1995. In 1995, Alarm began recognizing installation contracts as sales-type leases rather than operating leases. Such recognition resulted in increased reported revenue in 1995 which is and will be offset by reduced rental revenue from equipment under operating leases. There is no significant impact on operating income since the rental revenue is substantially offset by finance income earned on sales-type leases and lower depreciation expense on remaining operating leases. Alarm's 1996 operating profit increased significantly primarily due to improved investment control performance and lower operating costs.

Armored revenue increased 7.1% in the second quarter and 5.6% in the first six months of 1996 compared to 1995. The increases resulted primarily from higher volume in the ATM operations. Revenue for the armored transport and cash services operations were comparable to 1995. Operating profit declined 25.8% and 21.3% for the second quarter and the first half of 1996, respectively, due to higher labor and vehicle costs, higher cargo losses, and the absence of a pricing surcharge implemented in the first quarter of 1995.

Courier revenue decreased 8.6% in the second quarter and 7.8% in the first six months of 1996 compared to 1995. The lower revenue reflects the reduced volume of traditional financial document shipments, customer cost reduction efforts and the unit's efforts to improve margins by reducing underperforming business. Operating profit declined due to reduced revenues and a fixed cost base in established route structures. The unit is reviewing its route structure and branch organization in light of the reduced volume of business.

The United States Congress has recently passed legislation that is expected to be enacted that will increase the minimum wage payable to employees. The Company believes that it will be able to adjust its billing rates in response to any such increase and that there would not be a material effect on operating income from any increase in the minimum wage.

Interest expense and finance charges increased 1.4% in the second quarter and 5.0% for the first six months of 1996 compared to 1995. This is primarily due to higher interest rates associated with refinancing activities in late 1995, offset by slightly lower average debt balances.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

In November 1995 the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at June 30, 1996 and December 31, 1995 included interest-bearing cash deposits of $31.4 million and $31.1 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool. The levels of receivables and current liabilities are influenced by the timing of billings, collections and payrolls. The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs.

Net cash provided by operating activities was $19.8 million and $29.3 million in the first six months of 1996 and 1995, respectively. The decline in cash provided by operating activities was primarily due to changes in working capital requirements. Cash used for investing activities declined by $6.3 million due primarily to controlled Alarm investment and lower capital expenditures. Total funding, including debt and off-balance sheet facilities, declined to $570.4 million at March 31, 1996 from $576.3 million at December 31, 1995. The Company expects that continuing operations, together with existing credit facilities and replacements thereof, will generate sufficient cash to fund current operating requirements and capital expenditures.

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

In March 1996, the Company entered into an agreement that provides for the purchase of the installation and equipment lease payments due under certain alarm unit customer leased installations.

The Company has entered into a letter of intent to combine the business conducted by its armored unit with Loomis Armored, Inc. The Company and existing shareholders of Loomis will each own 50% of the to-be-named company. Loomis is controlled by Wingate Partners, a private equity investment partnership. The new company will provide a full range of armored transportation, cash services and automated teller machine services nationwide. The Company expects to receive approximately $95 million from the transaction, which will be applied to reduce existing debt. The transaction is subject to a number of conditions, but the Company expects that it will be completed in 1996.

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

Item 2.      Changes in Securities
             ---------------------
             Inapplicable

Item 3.      Defaults Upon Senior Securities
             -------------------------------
             Inapplicable

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             On April 16, 1996, the Company held its annual meeting of stockholders. At such meeting, Arthur F. Golden and Andrew McNally IV were elected as directors to serve for a term expiring in 1997 and Robert A. McCabe, Alexis P. Michas and Donald C. Trauscht were elected as directors to serve for a term expiring in 1999. Each of J. Joe Adorjan, James J. Burke, Jr., Albert J. Fitzgibbons, III, Dale W. Lang, Jr. and H. Norman Schwarzkopf continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                                            For                     Withheld
                                            ---                     --------

             A.F. Golden                  17,628,578              1,080,729
             A. McNally                   17,631,658              1,077,649
             R.A. McCabe                  17,631,658              1,077,649
             A.P. Michas                  17,617,957              1,091,350
             D.C. Trauscht                17,579,264              1,130,043


             At such meeting, the proposal to amend the Company's 1993 Stock Incentive Plan was approved by the following votes:

                For           Against        Abstain          Broker Non-Votes
                ---           -------        -------          ----------------
              14,581,374     1,381,901       57,501           2,688,531

             At such meeting, the proposal to adopt the Company's
             Performance Share Plan was approved by the following votes:

                For           Against        Abstain          Broker Non-Votes
                ---           -------        -------          ----------------
              15,528,296     308,353         184,127          2,688,531

         At such meeting, the selection of Deloitte & Touche LLP as auditors was approved by the following votes:

                For           Against        Abstain
                ---           -------        -------
            18,652,646        25,007         31,653

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:

                4.1 First Amendment to Credit Agreement and Consent, dated as of March 14, 1996, among the Company, various lenders and Bankers Trust Company, as Agent.

                4.2 Fourth Amendment to Credit Agreement and Consent, dated as of March 14, 1996, among the Company, various lenders, the lead managers and co-agents named therein and Bankers Trust Company, as Administrative Agent.

                4.3 Amendment No. 8 to Credit Agreement and Consent, dated as of March 14, 1996, among the Company, the banks party thereto and The Long-Term Credit Bank of Japan, LTD., as Agent.

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



Date: August 14, 1996