Form 10-Q
period 1996-09-30
BORG WARNER SECURITY CORP
filed 1996-11-14
CIK 817945

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                        Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1996
                         Commission file number: 1-5529


                        BORG-WARNER SECURITY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                               13-3408028
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or organization)               Identification No.)



200 South Michigan Avenue, Chicago, Illinois           60604
--------------------------------------------         ----------
   (Address of principal executive offices)          (Zip Code)


 Registrant's telephone number, including area code:  (312)  322-8500
                                                      -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

On October 31, 1996 the registrant had 22,140,939 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.

================================================================================

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                              SEPTEMBER 30, 1996


                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at September 30, 1996
            and December 31, 1995......................................        2
          Consolidated Statement of Earnings for the Three Months ended
            September 30, 1996 and 1995................................        3
          Consolidated Statement of Earnings for the Nine Months ended
            September 30, 1996 and 1995................................        4
          Condensed Consolidated Statement of Cash Flows for the Nine
            Months ended September 30, 1996 and 1995...................        5
          Notes to the Consolidated Financial Statements...............        6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................       12


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings............................................       16

Item 2.   Changes in Securities........................................       16

Item 3.   Defaults Upon Senior Securities..............................       16

Item 4.   Submission of Matters to a Vote of Security Holders..........       16

Item 5.   Other Information............................................       16

Item 6.   Exhibits and Reports on Form 8-K.............................       16


SIGNATURES.............................................................       17

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------
                         Item 1.  Financial Statements

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                           (IN MILLIONS OF DOLLARS)

                                                 Sept. 30, 1996     Dec. 31, 1995
                                                 --------------     -------------
ASSETS
------------------------------------
  Cash and cash equivalents                            $   17.3          $   19.4
  Receivables, net                                         99.9              91.4
  Inventories                                              12.6              12.5
  Other current assets                                     31.4              59.0
                                                       --------          --------

     Total current assets                                 161.2             182.3

  Property, plant and equipment, at cost                  446.1             474.2
     Less accumulated depreciation                        234.1             236.3
                                                       --------          --------
  Net property, plant and equipment                       212.0             237.9


  Net excess purchase price over net assets
    acquired                                              240.3             250.2
  Deferred tax asset                                       62.3              52.8
  Net assets of discontinued operations                    11.5              36.8
  Other assets                                             88.3              78.5
                                                       --------          --------
        Total assets                                   $  775.6          $  838.5
                                                       ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Notes payable                                        $    2.9          $    3.6
  Accounts payable and accrued expenses                   176.9             185.6
                                                       --------          --------
     Total current liabilities                            179.8             189.2

  Long-term debt                                          456.9             480.9
  Other long-term liabilities                             109.5             118.7
  Capital stock:
     Common stock                                           0.2               0.2
     Series I non-voting common stock                        --                --

  Other stockholders' equity                               29.2              49.5
                                                       --------          --------

     Total stockholders' equity                            29.4              49.7
                                                       --------          --------

        Total liabilities and stockholders' equity      $ 775.6          $  838.5
                                                        =======          ========

     (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                               Three Months Ended September 30,
                                              ----------------------------------
                                                    1996              1995
                                                  -------           -------
 Net service revenues                             $ 434.9           $ 427.8

 Cost of services                                   348.2             341.0
 Selling, general and administrative expenses        51.8              51.7
 Depreciation                                        11.7              13.0
 Amortization of excess purchase price over
  net assets acquired                                 3.4               3.1
 Interest expense and finance charges                14.1              13.7
                                                  -------           -------

 Income from continuing operations before
  income taxes                                        5.7               5.3
 Provision for income taxes                           2.5               2.5
                                                  -------           -------

 Income from continuing operations                    3.2               2.8

 Loss from discontinued operations, net of
   income taxes                                     (26.4)             (0.4)
                                                  -------           -------

   Net earnings (loss)                            $ (23.2)          $   2.4
                                                  =======           =======

 Net earnings (loss) per common share
   Continuing operations                          $  0.14           $  0.12
   Discontinued operations                          (1.13)            (0.02)
                                                  -------           -------
         Net earnings (loss) per share            $ (0.99)          $  0.10
                                                  =======           =======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

                                               Nine Months Ended September 30,
                                              ---------------------------------
                                                    1996             1995
                                                  --------         --------

 Net service revenues                             $1,267.3         $1,279.2

 Cost of services                                  1,010.0          1,018.5
 Selling, general and
  administrative expenses                            156.7            163.1
 Depreciation                                         35.6             39.6
 Amortization of excess purchase
  price over net assets acquired                      10.1             10.0
 Interest expense and finance charges                 42.7             41.0
                                                  --------         --------

 Income from continuing operations
   before income taxes                                12.2              7.0
 Provision for income taxes                            4.5              2.7
                                                  --------         --------

 Income from continuing operations                     7.7              4.3

 Loss from discontinued operations, net
   of income taxes                                   (28.5)            (1.2)
                                                  --------         --------
      Net earnings (loss)                         $  (20.8)        $    3.1
                                                  ========         ========

Net earnings (loss) per common share
   Continuing operations                          $   0.33         $   0.18
   Discontinued operations                           (1.21)           (0.05)
                                                  --------         --------
         Net earnings (loss) per share            $  (0.88)        $   0.13
                                                  ========         ========

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN MILLIONS OF DOLLARS)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1996                 1995
OPERATING:                                       --------             --------
 Net earnings from continuing operations         $   7.7              $   4.3
 Adjustments to reconcile net earnings to
  net cash:
   Non-cash charges to earnings:
      Depreciation and amortization                 45.7                 49.6
      Provision for losses on receivables            3.3                  3.9
      Amortization of debt discounts                 0.6                  1.6
   Changes in assets and liabilities:
      Increase in receivables                      (11.9)                (1.7)
      (Increase) decrease in other current
       assets                                        2.0                 (3.6)
      Decrease in accrued payroll                  (10.8)               (12.8)
      Increase in accounts payable and other
       accrued expenses                              2.1                 12.5
      Net change in other long-term assets and
       liabilities                                  (8.4)               (10.5)
                                                 -------               ------
   Total cash flows provided by continuing
    operations                                      30.3                 43.3

 Net loss from discontinued operations             (28.5)                (1.2)
 Non-cash charges and other items related
  to discontinued operations                        25.3                 (0.3)
                                                 -------               ------
   Total cash flows provided by (used in)
    discontinued operations                         (3.2)                (1.5)

         Net cash provided by operating
          activities                                27.1                 41.8
                                                 -------               ------
INVESTING:
 Capital expenditures and investments in
  sales-type leases                                (31.7)               (37.1)
 Other, net                                          1.7                 (1.3)
                                                 -------               ------
          Net cash used in investing activities    (30.0)               (38.4)
                                                 -------               ------
FINANCING:
 Net decrease in notes payable                      (0.7)                (5.6)
 Increase (decrease) in debt outstanding
  under revolving credit facility                  (21.1)                62.1
 Increases in long-term debt                       100.0                  ---
 Reductions in long-term debt                     (103.5)               (40.4)
 Net increase (decrease) in receivables sold        25.6                (20.0)
 Sales of treasury common stock                      0.1                  1.2
 Other, net                                          0.4                  0.3
                                                 -------               ------
         Net cash provided by (used in)
          financing activities                       0.8                 (2.4)
                                                 -------               ------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (2.1)                 1.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    19.4                 15.4
                                                 -------               ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  17.3               $ 16.4
                                                 =======               ======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the measurement of assets and liabilities and of revenues and expenses, and the disclosure of contingent assets and liabilities during the reported period.

(2) As of September 30, 1996, the Company's courier unit has been treated as a discontinued operation for financial reporting purposes. The assets, liabilities, results of operations and adjustments to carrying values of net assets, and cash flows of the courier unit have been segregated as separate components in the financial statements. The effect of discontinued operations on net income (loss) was as follows:

                                         Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                         ------------------  ------------------

                                           1996       1995     1996       1995
                                         --------   -------  --------   -------

Net service revenues                     $   34.3   $  38.7  $  106.5   $ 117.0
                                         ========   =======  ========   =======


Loss from operations
  before income taxes                    $   (2.2)  $  (0.6) $   (5.4)  $  (1.5)
Income tax benefit                           (0.8)     (0.2)     (1.9)     (0.3)
                                         --------   -------  --------   -------

Loss from operations                         (1.4)     (0.4)     (3.5)     (1.2)

Adjustment of assets to estimated
  realizable value and other provisions     (34.4)      --      (34.4)      --
Income tax benefit                           (9.4)      --       (9.4)      --
                                         --------   -------  --------   -------

Net adjustment and provisions               (25.0)      --      (25.0)      --
                                         --------   -------  --------   -------
Net loss from discontinued operations    $  (26.4)  $  (0.4) $  (28.5)  $  (1.2)
                                         ========   =======  ========   =======

(3) The allowance for doubtful accounts was $5.7 million at September 30, 1996 and $6.8 million at December 31, 1995. The accumulated amortization on excess purchase price over net assets acquired was $78.0 million at September 30, 1996 and $77.9 million at December 31, 1995.

In November 1995, the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. This sold interest was reflected as a reduction of "Receivables" in the accompanying Condensed Consolidated Balance Sheet at September 30, 1996 and December 31, 1995. The Company retains, on a subordinated basis, an undivided interest in the pool of receivables. The Company's retained interest of $45.4 million and $13.1 million at September 30, 1996 and December 31, 1995, respectively, is included with "Receivables, net" on the balance sheet. As discussed in Note 2, the Company's courier unit has been classified as a discontinued operation. While the courier unit continues to participate in the receivables facility, its share of the receivables pool has been segregated on the balance sheet with "Net assets of discontinued operations". "Other current assets" at September 30, 1996 and December 31, 1995 included interest-bearing cash deposits of $5.6 million and $31.1 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back by the trustee based on the amount of eligible receivables in the revolving receivables pool. The Company's retained interest in the receivables and cash deposits is generally restricted. The full amount of the allowance for losses has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The discount related to the sale of receivables is included with "Interest expense and finance charges" in the Consolidated Statement of Operations.

Net cash payments for interest and income taxes were as follows (in millions of dollars):

                                        Nine Months Ended
                                          September 30,
                                        -----------------

                                         1996       1995
                                        ------     ------
          Interest paid                 $ 40.7     $ 35.8
          Income taxes paid (refunded)     2.2       (0.1)


(4) The Company's provisions for income taxes for the three and nine month periods ended September 30, 1996 and 1995 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

(5) The following tables summarize the capitalization of the Company at September 30, 1996 and December 31, 1995 (in millions of dollars):


                                           September 30, 1996     December 31, 1995
                                           ------------------    ------------------
DEBT                                       Current  Long-Term    Current  Long-Term
                                           -------  ---------    -------  ---------
Bank term loan due 1998 (at an average
 rate of 8.9% in 1996 and 8.3% in 1995;
 and 8.8% at September 30, 1996)           $   ---  $   198.4    $   ---  $   100.0

Bank revolving commitment loan due
 through 1999 (at an average rate of
 8.6% in 1996 and 7.3% in 1995; and
 8.3% at September 30, 1996)                   ---      103.5        ---      124.6

8% notes (face amount of $100 million
 due 1996)                                     ---        ---        ---       99.5

Unsecured notes (at an average rate of
 7.1% in 1996 and 7.0% in 1995; and
 7.1% at September 30, 1996)                   0.2        0.4        0.4        0.6

Capital lease liability (at an average
 rate of 8.9% in 1996 and 8.4% in 1995;
 and 8.8% at September 30, 1996)               2.7        5.4        3.2        7.1

9-1/8% senior subordinated notes (face
 amount of $150 million due 2003)              ---      149.2        ---      149.1
                                           -------  ---------    -------  ---------
Total notes payable and long-term debt     $   2.9  $   456.9    $   3.6  $   480.9
                                           =======  =========    =======  =========

                                                  September 30,    December 31,
STOCKHOLDERS' EQUITY                                   1996           1995
                                                  -------------    ------------
Common stock:
  Common stock                                      $     0.2      $     0.2
  Series I non-voting common stock                        ---            ---

Preferred stock                                           ---            ---

Capital in excess of par value                           28.4           28.1
Notes receivable - management stock purchase             (0.3)          (0.3)
Retained earnings                                        10.4           31.2
Cumulative translation adjustment                        (0.3)          (0.4)
                                                    ---------      ---------
                                                         38.4           58.8
Less treasury common stock,
1,898,861 shares in 1996 and
1,928,861 shares in 1995, at cost                        (9.0)          (9.1)
                                                    ---------      ---------

    Total stockholders' equity                      $    29.4      $    49.7
                                                    =========      =========


                                                  September 30,   December 31,
CAPITAL STOCK - NUMBER OF SHARES                       1996          1995
(Thousands of shares)                             -------------   ------------

Common Stock, $.01 par value:
  Authorized                                         50,000.0       50,000.0
  Issued                                             22,446.1       22,446.1
  Outstanding                                        22,118.6       22,087.6

Series I non-voting common stock, $.01 par value:
  Authorized                                         25,000.0       25,000.0
  Issued                                              2,720.0        2,720.0
  Outstanding                                         1,149.6        1,149.6

Preferred stock, $.01 par value:
  Authorized                                          5,000.0        5,000.0
  Issued and outstanding                                  ---            ---

  (6) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):


                                   Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                   ------------------  -----------------

                                      1996      1995      1996      1995
                                     ------    ------    ------    ------

Average common shares
 outstanding                         23,264    23,164    23,255    23,068
Common share equivalents                186       183       247       188
                                     ------    ------    ------    ------

Total used for computation
 of per share earnings               23,450    23,347    23,502    23,256
                                     ======    ======    ======    ======

  (7) The Company's discontinued property and casualty insurance subsidiary ("Centaur") ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise claim liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are currently being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. If all of Centaur's obligations are not satisfied through rehabilitation, it is possible that satisfaction could be sought from the Company for Centaur's liabilities.

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

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of September 30, 1996, the Company's courier unit has been treated as a discontinued operation for financial reporting purposes. The results of courier's operations, including adjustments to carrying values of net assets and other provisions, have been segregated and reported as discontinued operations for all periods presented. The Company's continuing operations consists of the Guard, Alarm, and Armored businesses.

Consolidated net service revenue for the third quarter of 1996 increased 1.7% while revenue for the first nine months declined 0.9% compared to similar periods in 1995. Earnings before interest expense and income taxes increased 4.2% and 14.3% in the third quarter and first nine months of 1996, respectively, compared to 1995. The Guard and Alarm units improved margins in the third quarter and the nine month period through a combination of profitability improvement programs and cost reduction efforts. Armored reported lower margins in both the third quarter and nine months of 1996 compared to 1995.

The revenue contributed by each of the Company's consolidated units was as follows (in millions of dollars):


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    ------------------      -----------------

                                    1996         1995         1996        1995
                                   ------       ------      --------    --------

  Guard                            $312.8       $306.6      $  906.7    $  916.3
  Alarm                              59.5         63.1         178.3       191.4
  Armored                            62.6         58.1         182.3       171.5
                                   ------       ------      --------    --------

      Total                        $434.9       $427.8      $1,267.3    $1,279.2
                                   ======       ======      ========    ========

Guard's revenue improved 2.0% in the third quarter of 1996 but remains slightly below 1995 year-to-date. The increase in third quarter revenues is primarily the result of Olympic-related activities. Guard recently began a three year contract to provide security and related services at five United States strategic petroleum reserve sites. The unit's program to reduce under-performing contracts has contributed to improved margins. Field cost reduction and streamlining programs, along with lower unbilled overtime, also have contributed to improved margins. Customer and employee retention rates have also improved through the first nine months of 1996.

Alarm's revenue declined 5.7% and 6.8% in the third quarter and first nine months of 1996, respectively, compared to 1995. Operating profit improved significantly due to improved pricing effectiveness and cost reduction efforts. Alarm's volume has not changed significantly in 1996 while reported revenue has declined due to a change in lease classification. In 1995 Alarm began recognizing installation contracts as sales-type leases rather than operating leases. Such recognition resulted in increased revenue in 1995 which is offset by reduced rental revenue from equipment under operating leases in subsequent years. There is no significant impact on operating income since the decline in rental revenue is substantially offset by finance income earned on sales-type leases and lower depreciation expense on remaining operating leases.

Armored's revenue increased 7.7% and 6.3% in the third quarter and first nine months of 1996, respectively, compared to 1995. The increase resulted primarily from new business with major customers in the ATM service operations. Revenue for the armored transport and cash services operations were comparable to 1995. Operating profit declined for the third quarter and the first nine months of 1996 as a result of labor, vehicle, and branch cost increases outpacing revenue gains.

As of September 30, 1996, the Company's courier unit has been treated as a discontinued operation for financial reporting purposes. Courier's revenue decreased 11.4% and 9.0% in the third quarter and first nine months of 1996, respectively, compared to 1995. The lower revenue reflects the reduced volume of traditional financial document shipments, customer cost reduction efforts and the unit's program to reduce under-performing contracts. Operating profit declined due to reduced revenues and a fixed cost base in established route structures.

Interest expense and finance charges increased 2.9% in the third quarter and 4.1% for the first nine months of 1996 compared to 1995. This is primarily due to higher interest rates associated with refinancing activities in late 1995, offset by lower market interest rates and slightly lower average debt balances.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs. The levels of receivables and current liabilities are influenced by the timing of billings, collections and payrolls. In November 1995, the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at September 30, 1996 and December 31, 1995 included interest-bearing cash deposits of $5.6 million and $31.1 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool.

Net cash provided by operating activities was $27.1 million and $41.8 million in the first nine months of 1996 and 1995, respectively. The decline in cash provided by operating activities was primarily due to lower payroll accruals and other accrued expenses. Cash used for investing activities declined by $8.4 million due primarily to controlled Alarm investment and lower capital expenditures. Total financing, including debt and off-balance sheet facilities, declined to $573.2 million at September 30, 1996 from $576.3 million at December 31, 1995.

In March 1996, the Company entered into an agreement that provides for the sale of equipment payment rights due under certain alarm unit customer leased installations. Through September 30, 1996, $6.3 million of lease payments were sold under this agreement.

In October 1995, the Company entered into a credit agreement with a syndicate of banks, providing for a $200 million term loan due December 31, 1998. On such date the Company also amended its existing revolving credit and letter of credit facilities, principally to permit the term loan, change pricing, amend covenants relating to interest coverage, leverage, net worth and earnings, extend the maturity of the letter of credit facility to December 31, 1998 and reduce the level of commitments under the letter of credit facility to $155 million.

The Company used the initial $100 million of proceeds from the term loan to prepay an existing $50 million term loan and for general corporate purposes. The remaining $100 million of term loan proceeds was used to repay the $100 million principal amount of its 8% notes, which matured on April 1, 1996. The Company is required to prepay the term loan with the proceeds from certain asset sales, certain reversions of surplus pension plan assets, issuance of debt or equity securities and excess cash flow. In the event that, as of the end of each quarter beginning with the quarter ended March 31, 1997, the Company has not achieved required covenants for the four consecutive quarters ending on such date, the Company is required to prepay $150 million (less amounts previously repaid) of the term loan not later than 120 days after the end of such quarter. The Company cannot make assurances that it will achieve the required covenants. If the Company is required to make the prepayment, it anticipates funding such amount through some combination of transactions that may include existing financing sources, future private or public debt facilities, issuance of additional debt or equity securities, sales of assets or other financing alternatives. There can be no assurance that there will be financing alternatives available on terms acceptable to the Company.

The Company is negotiating a definitive agreement to combine the business conducted by its armored unit with Loomis Armored Inc, a company controlled by Wingate Partners, L.P., a private equity investment partnership. The Company expects to receive an equity interest in the combined company and cash, which will be applied to reduce existing debt and certain other obligations. The transaction will be subject to a number of conditions, but the Company expects that it will be completed in 1996 or early 1997.

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


                                  Borg-Warner Security Corporation
                                  ________________________________
                                           (Registrant)



                                      By /s/  Timothy M. Wood
                                  --------------------------------
                                           (Signature)

                                         Timothy M. Wood

                                      Vice President, Finance

                             (Principal Financial and Accounting Officer)

Date: November 14, 1996