Form 10-K405
period 1996-12-31
BORG WARNER SECURITY CORP
filed 1997-03-31
CIK 817945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number: 1-5529


                              -------------------

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

                              -------------------

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

                              -------------------

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X   No
                            ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc. (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)) on March 7, 1997 was approximately $163 million. As of March 7, 1997, the registrant had 22,266,956 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

  Document                                            Part of Form 10-K into which incorporated
  --------                                            -----------------------------------------
The Company's annual report to stockholders           Parts I, II and IV
for the year ended December 31, 1996

The Company's proxy statement for the 1997            Part III
annual meeting of stockholders

BORG-WARNER SECURITY CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 1996
INDEX

PART I

Item Number                                                         Page
-----------                                                         ----
1.  Business                                                           3
2.  Properties                                                        10
3.  Legal Proceedings                                                 10
4.  Submission of Matters to a Vote of Security Holders               12

PART II


5.  Market for the Registrant's Common Stock
      and Related Stockholder Matters                                 12
6.  Selected Financial Data                                           13
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   13
8.  Financial Statements and Supplementary Data                       13
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                          14

PART III


10. Directors and Executive Officers of the Registrant                14
11. Executive Compensation                                            14
12. Security Ownership of Certain Beneficial
     Owners and Management                                            14
13. Certain Relationships and Related Transactions                    15

PART IV

14. Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                                          15

                                    PART I


Item 1.   Business

     The Company is the nation's largest supplier of contract guard services and is a leading provider of electronic security services. As a result of its significant market presence and breadth of product offerings, the Company is well positioned to service local, multi-location and national accounts and provide "Total Security Solutions" to its customers.

     The Company's protective services business is divided into two business units: physical security services and electronic security services. Information concerning the revenues, operating profit or loss and identifiable assets attributable to each of the Company's business units is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements.

     In January 1997 the Company combined its armored transport business with Loomis Armored Inc. The Company received a 49% equity interest in the combined entity and approximately $105 million (net of transaction expenses, but subject to certain adjustments), and retained casualty and employee liabilities of its armored transport unit incurred prior to closing. The Company accounts for its investment in the combined entity under the equity method.

     In the third quarter of 1996, the Company elected to treat its courier business as a discontinued operation. The Company incurred a non-cash charge of $25 million to provide for anticipated future losses and liabilities.

     Physical Security Services

     The Company provides guard services, as well as background screening, contract employment and investigative services, to approximately 14,000 clients in the United States, Canada, the United Kingdom and South America. The Company services these clients with approximately 73,000 employees in approximately 280 offices under the Wells Fargo(R), Burns(R), Globe(R) and other service marks.

     The physical security services unit supplies contract uniformed and plainclothes security officers, who may or may not be armed, to perform a wide variety of tasks. These security officers patrol and monitor commercial, financial, industrial, residential and governmental facilities providing deterrence against crime and breach of governmental security regulations and detection of fire, accidents and other casualties. The security officers also monitor electronic systems and control public and employee access to facilities. Specialized assignments include nuclear and conventional electric power plant security, pre-departure screening of passengers and luggage at airports, access control at health care and educational facilities, mailroom services, staffing services and investigative services, including background investigations of prospective employees.

       The physical security services unit employs approximately 70,600 security officers. Security officers undergo a standardized pre-employment screening program that features mandatory drug screening, criminal record checks at the county and municipal court level and verification of consumer credit reports, Social Security information and drivers' license records. Security officers receive classroom orientation and field training in safety, first aid and security techniques and in the handling of specific problems applicable to particular industries or situations.

       The physical security services unit markets guard services through approximately 153 sales representatives nationwide and in Canada, the United Kingdom and South America. Sales personnel operate out of local branch and sales offices. The physical security services unit also bids on contracts with governmental agencies.

       Physical security services contracts generally provide for such services on a continuing basis and generally are terminable by either party upon 30 to 60 days notice. Charges for services are negotiated with customers and are based upon payment of a specified amount per service hour. Typically, such charges are adjusted for any change in any law, ruling or collective bargaining agreement causing a change in work hours, wage rates, working conditions or other costs. Investigative services are generally provided under specific arrangements, with charges varying according to the nature of the assignment.

       Electronic Security Services

       The Company provides integrated electronic security systems, including intrusion and fire detection, sprinkler and critical industrial process monitoring, closed circuit television and access control. The Company designs, installs, monitors and services electronic security systems located on the premises of approximately 83,000 commercial and 31,000 residential customers in the United States and Canada under the Wells Fargo(R) and Pony Express(R) service marks. The Company also provides, under the Bel-Air Patrol trade name, an integrated guard, patrol and alarm service to approximately 12,000 customers in Bel Air, Beverly Hills and other Los Angeles communities. The unit has approximately 2,200 employees.

       Commercial. The Company's electronic security services unit designs, installs, monitors and services electronic detection systems located at customers' premises. These systems are tailored to customers' needs and may include intrusion and fire detection, critical process and sprinkler monitoring, access control and closed-circuit television monitoring systems. The Company's alarm systems and devices may be monitored on the premises of the customer by the customer's own personnel or linked through telephone lines or long range radio to one of 12 central stations operated by the Company in the United States and Canada. The Company also services its installed systems.

       The electronic security services unit services approximately 83,000 security systems in financial institutions, industrial and commercial businesses and complexes, warehouses, facilities of federal, state and local governments, defense installations, and health care and educational facilities.

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

       The electronic security services unit conducts its sales, installation and service operations from 40 branch offices in the United States and Canada, some of which are on the same premises as a monitoring station, and additional satellite offices. The alarm services unit has a nationwide sales force that is separated into broad-based commercial groups, as well as specialized sales teams that address the specific needs of the financial community, engineered systems market and other high growth segments of the industry. One group, for example, focuses on multi-location companies such as national retail chains and fast food outlets that require a single point of control for planning, servicing, monitoring and reporting for all locations.

       The Company also makes direct sales of security equipment to government and commercial users (including other companies in the alarm business) and designs, assembles and sells engineered systems for commercial fire suppression.

       Residential. The electronic security services unit also installs fire and intrusion protection systems for residential customers under the Pony Express(R) service mark. Residential customer sales and service are generally performed from the same facilities as for commercial accounts. Residential systems are installed by the Company with monitoring agreements and often with maintenance agreements. The majority of the residential monitoring contracts are for an initial period of three to five years with automatic renewal for additional one-year terms, unless terminated by either party. The unit services approximately 31,000 residential security systems.

       Bel-Air Patrol. The Company also provides a complete protective package, including central station alarm service and surveillance systems, security guards and day and night patrols, to residents in Bel Air and Beverly Hills and other nearby communities of Los Angeles. The Company provides these services to approximately 12,000 customers under the trade name Bel-Air Patrol.

       The electronic security services unit purchases electronic equipment and component parts for systems from a number of suppliers, and is not dependent upon any single source for such equipment or parts.

       Loomis, Fargo & Co.

       In January 1997 the Company's armored transport unit contributed substantially all of its assets and assigned certain of its liabilities to Loomis, Fargo & Co. ("Loomis Fargo"), a newly established corporation, in exchange for 49% of Loomis Fargo's outstanding common stock and a cash payment of approximately $105 million (net of transaction costs, but subject to certain adjustments). The shareholders of Loomis Holding Corporation ("Loomis") contributed all of the Loomis common stock to Loomis Fargo in exchange for 51% of Loomis Fargo's outstanding common stock, a $6 million promissory note and a cash payment of approximately $15 million. In addition, Loomis Fargo repaid existing Loomis indebtedness and redeemed outstanding shares of Loomis preferred stock. Among the liabilities of the Company's armored transport unit that were retained are casualty and employee claims incurred prior to the closing.

       The Company agreed to indemnify Loomis Fargo for environmental liabilities associated with existing underground storage tanks and other known and identified environmental liabilities. Such indemnification obligation will continue until the earlier of December 31, 1998 or the first anniversary of an initial public offering of Loomis Fargo common stock. The Company has also agreed to indemnify Loomis Fargo against certain other claims, including claims relating to receivables and taxes.

       The Company and the former Loomis shareholders entered into a stockholders agreement providing that Loomis Fargo's board of directors initially will consist of seven directors: three directors nominated by the Company; three directors nominated by the former Loomis shareholders and Loomis Fargo's chief executive officer. The number of directors that may be designated pursuant to the stockholder agreement may adjust if either the Company or the former Loomis shareholders reduce their ownership stake in Loomis Fargo. The stockholder agreement provides that the vote of five of the seven directors is required for Loomis Fargo to engage in certain specified activities. The Company has nominated Messrs. Adorjan, O'Brien and Wood, its executive officers, to Loomis Fargo's board of directors.

       In addition, the stockholder agreement prohibits the transfer of Loomis Fargo common stock by either party for three years following the closing without the prior consent of the other party. After such period Loomis Fargo common stock may be transferred only in accordance with the provisions of the stockholder agreement, which include rights of first refusal and co-sale rights. The current stockholders also have certain preemptive and registration rights with respect to equity issuances by Loomis Fargo.

       Loomis Fargo operates over 150 branches, employs approximately 8,700 persons and uses a fleet of approximately 2,700 armored vehicles nationwide to provide armored ground transportation services, ATM services and cash vault and related services to financial institutions and commercial customers.

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

       The Company is a party to collective bargaining agreements with various local unions covering approximately 5,800 employees. The collective bargaining agreements expire at various dates from 1997 to 1999 and relate, among other things, to wages, hours and conditions of employment. Under section 9(b)(3) of the National Labor Relations Act, if a union admits to membership, or is affiliated directly or indirectly with a union that admits to membership, employees other than guards, an employer of guards can refuse to bargain with such union and such union cannot be certified as the representative of a unit of guards. As a result, the Company has in many instances refused to recognize or withdrawn recognition of labor organizations that admit as members employees other than guards.

  Competition

       The physical security services unit competes with major national firms and numerous smaller regional and local companies providing similar services. Competition in the security guard industry is based on price in relation to the quality of service, the scope of services performed, the extent and quality of guard supervision, recruiting and training and name recognition.

       The electronic security services unit competes with major national firms and numerous smaller regional and local companies. Competition in the alarm services industry is based on price in relation to the quality of service, the scope of alarm installation and service, and the level of technological and engineering sophistication.

  Regulation

       Due to the nature of the Company's business, its operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements.

       The Company's physical security services operations are subject to a variety of city, county and state firearm and occupational licensing laws. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges, identification cards and uniforms and imposing minimum bond surety and insurance requirements. Federal legislation has been introduced relating to security officer qualification and training. Similar legislation is pending in several states. The Company generally supports the creation of standards for the industry and does not expect that the establishment of such standards will have a material affect on its physical security services operations.

       The Company's electronic security services operations are subject to regulatory requirements of federal, state and local authorities. In addition, this unit relies upon the use of telephone lines to transmit signals, and the cost of such lines and the type of equipment which may be used are currently regulated by both federal and state governments. In some instances, the Company contracts with the local government to permit it to link a customer's business or home directly into the local police or fire department station for which it may pay a fee to such local government. As a result of a high incidence of false alarms in some communities, some local governments have imposed assessments, fines and penalties on customers based on the number of false alarms reported, or have restricted police response to systems producing excessive false alarms.

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

       The Company generally obtains customer indemnification or liability limitations in its contracts to mitigate this risk exposure. The Company carries insurance of various types, including workers' compensation, automobile and general liability coverage. These policies include deductibles per occurrence for which the Company is self-insured. The Company obtains its insurance at rates and upon terms negotiated periodically with various underwriters. The loss experience of the Company and, to some extent, other protective services companies affects premium rates charged to the Company. The Company does not believe that limitations on, or the uncertainty of, insurance coverage for punitive damages in certain states in which it operates is likely to be material, based upon the Company's prior experience with punitive damages claims. The Company also attempts to manage its risk liability through analysis of customer facilities and transportation routes and employee screening, training, supervision and evaluation.

  Discontinued Operations

       The Company has treated its courier services unit as a discontinued operation since September 1996. As a result of this decision, a non-cash charge of $25 million was incurred to provide for anticipated future losses and liabilities. The unit transports time-sensitive packages for commercial businesses and non-negotiable financial documents for Federal Reserve banks and financial institutions in 32 states under the Pony Express(R) service mark. The unit employs approximately 3,800 persons and leases from its employees approximately 65% of its fleet of approximately 3,025 vehicles. The courier services unit operates both as a common and contract carrier and uses a combination of tariffs and shipping contracts to control the terms, conditions and rates applicable to the transportation of shipments. Rates are dependent upon many factors, including the weight and type of the shipped item, the distance and urgency of the shipment and the geographical location.

  Trademarks and Patents

       The Wells Fargo(R), Pony Express(R) and Burns(R) service marks are especially important to the Company's business. The Company believes that its rights in these marks are adequately protected and of unlimited duration. While the Company has patents it considers to be important to the overall conduct of its business, it does not consider any particular patent, or group of related patents, essential to its operations. For both the United States and foreign patents, their expiration, individually or in the aggregate, is not expected to have any material effect on the Company's financial condition or results of operations.

  Executive Officers

       Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 1, 1997.



Name                      Age  Position with Company

  J. Joe Adorjan........   58  Chairman of the Board, Chief Executive Officer
                               and President; Director

  John D. O'Brien.......   54  Senior Vice President

  Timothy M. Wood.......   49  Vice President, Finance

       Mr. Adorjan has been a director of the Company since 1993, Chairman of the Board (since January 1996), Chief Executive Officer (since October 1995) and President (since April 1995). Mr. Adorjan was President of Emerson Electric Co. from 1992 to 1995 and Chairman and Chief Executive Officer of ESCO Electronics Corporation from 1990 to 1992. Mr. Adorjan is also a director of California Microwave, Inc, The Earthgrains Company, ESCO Electronics Corporation, Goss Graphic Systems, Inc. and Loomis, Fargo & Co.

       Mr. O'Brien has been Senior Vice President of the Company since 1993 and was Vice President of the Company from 1987 to 1993. Mr. O'Brien is also President of Borg-Warner Protective Services Corporation and a director of Loomis, Fargo & Co.

       Mr. Wood has been Vice President, Finance of the Company since 1994 and was Vice President and Controller of the Company from 1987 to 1994 and is also a director of Loomis, Fargo & Co.

       Each of the executive officers named above was elected by the Board of Directors to serve in the office indicated until his successor is elected and qualified.


  Item 2.  Properties

       The Company and its subsidiaries maintain courier terminals, central alarm stations, plants and general offices in various cities in the United States, Canada, the United Kingdom and South America. At December 31, 1996, the physical security services unit occupied approximately 283 branch and satellite offices, all but one of which were leased. At December 31, 1996, the electronic security services unit operated 12 central stations, of which 4 were leased, 28 additional branch and headquarters offices, 12 of which were owned and 47 additional branch and satellite offices, all of which were leased. The Company leases approximately 57,000 square feet of office space in Chicago, Illinois for its executive offices. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.


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

       As of December 31, 1995, Centaur's total liabilities were $137.1 million and its deficit in net worth was $56.1 million, according to financial statements submitted on behalf of the Illinois Director of Insurance. Such financial statements were presented on a liquidating basis with assets carried at their market value or estimated realizable value and liabilities carried at their present value through the provision of a present value discount. Although Centaur is a subsidiary of the Company, the Company does not operate Centaur and has no responsibility for, nor does it participate in the preparation of, such financial statements. Centaur's financial results, assets and liabilities are not reflected in the Company's financial statements.

       In June 1988, the Insurance Commissioner of the State of California as trustee of Mission Insurance Trust and four other affiliated insurance companies filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and certain of its current and former subsidiaries alleging damages resulting from the failure of Centaur to satisfy its reinsurance obligations. This lawsuit alleges damages to plaintiff, as Trustee of Mission Insurance Company, Mission National Insurance Company, Enterprise Insurance Company, Holland-America Insurance Company and Mission Reinsurance Corporation, based on (i) conduct justifying piercing the corporate veil, (ii) fraud and (iii) negligent misrepresentation. The complaint was amended in 1989 to add 11 former officers and directors of the Company's current and former subsidiaries as defendants and to allege additional causes of action based on (i) breach of fiduciary duty and imposition of personal liability, (ii) fraudulent conveyance, (iii) constructive trust and (iv) conspiracy. The complaint was amended again in 1995 to allege additional causes of action based on negligence and breach of the covenant of good faith and fair dealing. Plaintiff seeks judgment in excess of $100 million for current losses, future losses and other damages and also seeks punitive damages.

       In 1989, the Company filed a motion to dismiss or stay the action, pending resolution of Centaur's rehabilitation in Illinois. The court declined to dismiss the action, but entered an order staying the action until the rehabilitation proceeding is resolved, except that the parties may pursue discovery to preserve evidence. In 1992, the Centaur rehabilitator filed a motion to intervene and dismiss the complaint on the grounds that the plaintiff lacked standing and that its claims were not ripe for adjudication. The motion is pending. In 1993, six of the 11 individual defendants were dismissed from the lawsuit. In September 1994, the court effectively lifted its stay. The liability phase of the trial was held in 1996 and the court has set a schedule for hearing the parties' closing arguments in such phase. The Company intends to defend this lawsuit vigorously.

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

       Environmental Proceedings

       The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. In addition, the Company has or may have liability for environmental matters at properties it presently or previously owned or leased.

       Based on currently available information, the Company believes that none of these matters individually or in the aggregate will have a material adverse affect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in its financial statements in the aggregate amount of approximately $9 million (relating to environmental matters with respect to discontinued operations of the Company). While estimates of liability for environmental matters can vary over time due to, among other things, changes in laws, technology or available information, the Company believes that such provisions for indicated environmental liabilities have been established on a basis consistent with generally accepted accounting principles.


  Item 4.  Submission of Matters to a Vote of Security Holders

       There were no matters submitted to the security holders of the Company during the fourth quarter of 1996.

                                    PART II

  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

       As of March 7, 1997, there were approximately 183 holders of record of Common Stock.

       The Company has neither paid nor declared any cash dividends on its Common Stock during the last two years. The payment of dividends by the Company is prohibited under the terms of the Company's indebtedness. The Company currently intends to retain earnings for acquisitions, working capital, capital expenditures, general corporate purposes and reduction of outstanding indebtedness.

  Accordingly, the Company does not expect to be able to nor does it expect to pay cash dividends in the foreseeable future.

       High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter during 1995 and 1996 were:


            Quarter ended   High      Low
            -------------  -------  --------

  1995      March 31       $ 9 7/8   $ 5 1/2
            June 30          9 1/2     6 7/8
            September 30     9 3/8     8 3/8
            December 31     13         7 1/8

  1996      March 31       $12 3/4   $10 1/4
            June 30         13 1/8     9 5/8
            September 30     9 7/8     8 1/4
            December 31     11 3/8     9 3/8

  Item 6.  Selected Financial Data

       The selected financial data for the five years ended December 31, 1996, with respect to the following line items shown under the "Consolidated Statistical Review" (set forth on page 14) in the Annual Report is incorporated herein by reference and made a part of this report: Net service revenues; earnings (loss) from continuing operations; earnings (loss) from continuing operations per share; total assets and total debt.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The Management's Discussion and Analysis of Results of Operations and Financial Condition (set forth on pages 16 through 18) in the Annual Report are incorporated herein by reference and made a part of this report.


  Item 8.  Financial Statements and Supplementary Data

       The consolidated financial statements (including the notes thereto) of the Company (set forth on pages 19 through 40) in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1996 and 1995 is set forth in Note 14 of the Notes to Consolidated

  Financial Statements. For a list of financial statements and schedules filed as part of this report, see Item 14.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Inapplicable.

                                   PART III

  Item 10.  Directors and Executive Officers of the Registrant

       Information with respect to directors and nominees for election as directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors" on pages 2 and 3 of the Company's proxy statement for the 1997 annual meeting of stockholders. Information with respect to executive officers of the Company is set forth in part I of this report. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Company's proxy statement for the 1997 annual meeting of stockholders.


  Item 11.  Executive Compensation

       Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" on pages 7 through 9, and "Compensation of Directors" on pages 4 and 5, of the Company's proxy statement for the 1997 annual meeting of stockholders.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's common stock, by directors and nominees for director of the Company and by all directors and executive officers of the Company as a group is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 5 and 6 of the Company's proxy statement for the 1997 annual meeting of stockholders.

  Item 13.  Certain Relationships and Related Transactions

       Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on pages 12 and 13 of the Company's proxy statement for the 1997 annual meeting of stockholders.


                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1) The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth on pages 19 through 40 of the Annual Report, are incorporated herein by reference:

            Consolidated Balance Sheet--December 31, 1996 and 1995

            Consolidated Statement of Operations--three years ended December 31, 1996

            Consolidated Statement of Cash Flows--three years ended December 31, 1996

            Consolidated Statement of Stockholders' Equity--three years ended December 31, 1996

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

       (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1996.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Borg-Warner Security Corporation

We have audited the consolidated financial statements of Borg-Warner Security Corporation (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 4, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Borg-Warner Security Corporation listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Chicago, Illinois
February 4, 1997

                                                                     SCHEDULE II

                       Borg-Warner Security Corporation
                       Valuation and Qualifying Accounts
                             (millions of dollars)



COLUMN A                                  COLUMN B              COLUMN C            COLUMN D       COLUMN E
--------                                  --------        -------------------       --------       --------
Years ended December 31,                                       ADDITIONS
                                                               ---------
                                                            (1)         (2)

                                         Balance at    Charged to    Charged to                   Balance
                                         Beginning      Costs and      Other                      at Close
                                         of Period      Expenses      Accounts     Deductions    of Period
                                         ----------     --------      --------     ----------    ---------


Description
-----------


1994

Allowance for Doubtful Accounts             $8.4          $5.5          $1.4          $7.9          $7.4
                                            ====          ====          ====          ====          ====
1995

Allowance for Doubtful Accounts             $7.4          $4.4          $2.3          $7.3          $6.8
                                            ====          ====          ====          ====          ====
1996

Allowance for Doubtful Accounts             $6.8          $2.7          $3.1          $6.3          $6.3
                                            ====          ====          ====          ====          ====

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

   *4.1 Credit Agreement dated as of January 27, 1993 ("Credit Agreement") among the Company, the lenders party thereto and the administrative agent named therein (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1992), as amended by the First Amendment thereto (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1994), as amended by the Second Amendment and Consent to Credit Agreement dated as of March 15, 1995 (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1994), as amended by the Third Amendment to Credit Agreement and Consent dated as of October 16, 1995 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995), and as amended by the Fourth Amendment to Credit Agreement and Consent dated as of March 14, 1996 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   *4.2 Credit Agreement dated as of January 27, 1993 ("L/C Agreement") among the Company, the banks party thereto and the agent named therein (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), as amended by the First Amendment thereto (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1994), as amended by the Fifth Amendment to L/C Agreement dated as of March 15, 1995 (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994), as amended by Amendment No. 6 dated as of October 16, 1995 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995), and as amended

  Exhibit
  Number                          Document Description
  ------                          --------------------

            by the Amendment No. 8 to Credit Agreement and Consent dated as of March 14, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   *4.3 Credit Agreement dated as of October 16, 1995 ("Term Loan Agreement") among the Company, various lenders and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995), as amended by the First Amendment to Credit Agreement and Consent dated as of March 14, 1996 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   *4.4 Indenture dated as of April 1, 1986 by and between Borg-Warner and Harris Trust and Savings Bank, entered into in connection with the registration of up to $150,000,000 of Debt Securities and Warrants to Purchase Debt Securities for issuance under a shelf registration on Form S-3 (incorporated by reference to Registration Statement No. 33-4670).

   *4.5 Indenture dated as of May 3, 1993 by and between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit
            4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993).

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

  +*10.3 Borg-Warner Security Corporation 1993 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

  +*10.4 Employment Agreement dated as of March 28, 1995 for J.J. Adorjan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

  +*10.5 Form of Employment Agreement for Messrs. O'Brien and Wood (incorporated by reference to Exhibit 10.26 to Registration Statement No. 33-15419), as amended by

  Exhibit
  Number                          Document Description
  ------                          --------------------

            Form of Amendment of Employment Agreement dated January 19, 1989 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

   *10.6 Form of Indemnification Agreement dated September 23, 1986 between the Company and Messrs. O'Brien and Wood (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986).

   *10.7 Agreement dated as of March 28, 1995 with D.C. Trauscht (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

  +*10.8 Borg-Warner Security Corporation Retirement Savings Excess Benefit Plan, as amended and restated through January 1, 1995 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +*10.9 Borg-Warner Security Corporation Supplemental Benefits Compensation Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  *10.10 Consulting Agreement dated as of September 1, 1993 between the Company and H. Norman Schwarzkopf (incorporated by reference to
            Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 * 10.11 Consulting Agreement dated as of January 1, 1996 between the Company and D.C. Trauscht (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1995).

  *10.12 Contribution Agreement dated as of November 28, 1996 by and among the Company, Wells Fargo Armored Service Corporation, Loomis-Wells Corporation (now known as Loomis, Fargo & Co.), Loomis Holding Corporation and Loomis Stockholders Trust (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 7, 1997.

  Exhibit
  Number                          Document Description
  ------                          --------------------

  11        Computation of earnings per share.

  13        Portions of the 1996 Annual Report to Stockholders.

  21        Subsidiaries of the Company.

  23        Consent of Deloitte & Touche LLP.

  27        Financial Data Schedule.

  99        Cautionary Statement.

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

  BORG-WARNER SECURITY CORPORATION


  By /s/ J. Joe Adorjan
    -------------------
  J. Joe Adorjan
  Chairman of the Board, Chief Executive Officer
  and President

  Date: March 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this day of March 28, 1997.


  Signature                        Title
  ---------                        ------

  /s/ J. Joe Adorjan               Chairman of the Board, Chief
  ------------------               Executive Officer and President and
   J. Joe Adorjan                  Director (Principal Executive Officer)


  /s/ Timothy M. Wood              Vice President, Finance
  -------------------              (Principal Financial and Accounting Officer)
  Timothy M. Wood

  /s/ James J. Burke, Jr.          Director
  -----------------------
  James J. Burke, Jr.

  /s/ Albert J. Fitzgibbons, III   Director
  -------------------------------
  Albert J. Fitzgibbons, III

  /s/ Arthur F. Golden             Director
  --------------------
  Arthur F. Golden

                                   Director
  -----------------
  Dale W. Lang

  /s/ Robert A. McCabe             Director
  --------------------
  Robert A. McCabe

  /s/ Andrew McNally IV            Director
  ---------------------
  Andrew McNally IV

                                   Director
  --------------------
  Alexis P. Michas

  /s/ H. Norman Schwarzkopf        Director
  --------------------------
  H. Norman Schwarzkopf

  /s/ Donald C. Trauscht           Director
  --------------------------
  Donald C. Trauscht