Form 10-Q
period 1997-03-31
BORG WARNER SECURITY CORP
filed 1997-05-15
CIK 817945

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


                     For the Quarter Ended March 31, 1997
                        Commission file number: 1-5529


                       BORG-WARNER SECURITY CORPORATION

________________________________________________________________________________
            (Exact name of registrant as specified in its charter)



         DELAWARE                                               13-3408028
-----------------------------------                      -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  Incorporation or organization)                           Identification No.)


   200 South Michigan Avenue, Chicago, Illinois                  60604
--------------------------------------------------            ----------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (312)  322-8500
                                                        ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES    X        NO ______
                                            -------

On April 30, 1997 the registrant had 22,276,456 shares of Common Stock and 1,149,600 shares of Series I Non-Voting Common Stock outstanding.


================================================================================

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                MARCH 31, 1997


                                     INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.     FINANCIAL INFORMATION
            ---------------------

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheet at March 31, 1997 and
               December 31, 1996...........................................................................   2
            Consolidated Statement of Operations for   the Three Months
               Ended March 31, 1997 and 1996...............................................................   3
            Condensed Consolidated Statement of Cash Flows for the Three
               Months Ended March 31, 1997 and 1996........................................................   4
            Notes to the Consolidated Financial Statements.................................................   5

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................  10


PART II.    OTHER INFORMATION
            -----------------

    Item 1. Legal Proceedings..............................................................................  13

    Item 2. Changes in Securities..........................................................................  13

    Item 3. Defaults Upon Senior Securities................................................................  13

    Item 4. Submission of Matters to a Vote of Security Holders............................................  13

    Item 5. Other Information..............................................................................  13

    Item 6. Exhibits and Reports on Form 8-K...............................................................  13


SIGNATURES.................................................................................................  14

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------
                         Item 1.  Financial Statements

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)


                                                                        March 31, 1997            December 31, 1996
                                                                        -------------             -----------------
ASSETS
---------------------------------------------
  Cash and cash equivalents                                                 $ 13.0                     $ 17.8
  Receivables, net                                                            68.9                      100.4
  Inventories                                                                 10.9                       12.1
  Other current assets                                                        45.4                       36.8
                                                                            ------                     ------
      Total current assets                                                   138.2                      167.1

  Property, plant and equipment, at cost                                     383.2                      442.6
      Less accumulated depreciation                                          218.3                      239.5
                                                                            ------                     ------
  Net property, plant and equipment                                          164.9                      203.1

  Net excess purchase price over net assets acquired                         207.0                      237.2
  Deferred tax asset, net                                                     44.7                       46.8
  Net assets of discontinued operations                                       13.4                       12.6
  Other assets                                                                94.9                       94.0
                                                                            ------                     ------

      Total assets                                                          $663.1                     $760.8
                                                                            ======                     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Notes payable                                                             $  3.8                     $  4.4
  Accounts payable and accrued expenses                                      153.3                      173.7
                                                                            ------                     ------
      Total current liabilities                                              157.1                      178.1

  Long-term debt                                                             348.5                      438.2
  Other long-term liabilities                                                112.1                      103.3

  Capital stock:
      Common stock                                                             0.2                        0.2
      Series I non-voting common stock                                          --                         --
  Other stockholders' equity                                                  45.2                       41.0
                                                                            ------                     ------
      Total stockholders' equity                                              45.4                       41.2
                                                                            ------                     ------

    Total liabilities and stockholders' equity                              $663.1                     $760.8
                                                                            ======                     ======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (MILLIONS OF DOLLARS, EXCEPT PER SHARE)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------

                                                                               1997           1996
                                                                             --------       --------
 Net service revenues                                                         $382.4          $414.1

 Cost of services                                                              304.4           329.6
 Selling, general and administrative expenses                                   51.4            52.7
 Depreciation                                                                    9.8            12.1
 Other (income) / expense, net                                                   0.6             3.3
 Interest expense and finance charges                                           11.0            14.5
                                                                              ------          ------

   Earnings before income taxes                                                  5.2             1.9
 Provision for income taxes                                                      1.2             0.3
                                                                              ------          ------

   Earnings from continuing operations                                           4.0             1.6

 Loss from discontinued operations, net of income taxes                           --            (1.1)
                                                                              ------          ------

    Net earnings                                                               $ 4.0          $  0.5
                                                                              ======          ======

Earnings (loss) per common share:
   Continuing operations                                                       $0.17          $ 0.07
   Discontinued operations                                                        --           (0.05)
                                                                               -----          ------
    Net earnings per share                                                     $0.17          $ 0.02
                                                                               =====          ======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN MILLIONS OF DOLLARS)


                                                                                      Three Months Ended March 31,
                                                                                           1997          1996
                                                                                        ----------    ----------
OPERATING:
 Earnings from continuing operations                                                     $   4.0       $   1.6
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Non-cash charges to earnings:
     Depreciation and amortization                                                          12.6          15.4
     Other, net                                                                             (2.8)          1.8
    Changes in assets and liabilities:
     Decrease in current assets                                                              0.6           1.2
     Decrease in deferred tax assets                                                         2.1            --
     (Decrease) increase in accounts payable                                               (15.8)          4.3
     (Decrease) in other accrued expenses                                                  (10.9)        (13.7)
     Net change in other long-term assets and liabilities                                    7.8          (1.2)
                                                                                         --------       -------
    Total cash flows (used in) provided by continuing operations                            (2.4)          9.4

Net loss from discontinued operations                                                         --          (1.1)
Other cash related to discontinued operations                                               (0.8)         (1.6)
                                                                                         --------       -------
    Net cash used in discontinued operations                                                (0.8)         (2.7)
                                                                                         --------       -------

          Net cash (used in) provided by operating activities                               (3.2)          6.7
                                                                                         --------       -------

INVESTING:
  Proceeds from sale of assets of armored services unit                                    105.0           --
  Capital expenditures and investments in sales-type leases                                 (9.5)        (10.4)
  Other, net                                                                                 0.6           0.2
                                                                                         --------       -------
          Net cash provided by (used in) investing activities                               96.1         (10.2)
                                                                                         --------       -------

FINANCING:
  Net decrease in notes payable                                                             (0.1)         (0.4)
  Net (decrease) increase in debt outstanding under
     revolving credit facility                                                             (15.9)          7.0
  Net decrease in receivables sold                                                         (13.3)        (10.6)
  Issuance of long-term debt                                                               125.0            --
  Retirement of long-term debt                                                            (198.0)         (0.3)
  Sales of treasury common stock                                                             0.5           0.1
  Other, net                                                                                 4.1          (0.1)
                                                                                         --------       -------
          Net cash used in financing activities                                            (97.7)         (4.3)
                                                                                         --------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (4.8)         (7.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            17.8          19.4
                                                                                         --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  13.0        $ 11.6
                                                                                         =======        =======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

  (2) As of September 30, 1996, the Company's courier unit has been treated as a discontinued operation. The assets, liabilities, results of operations and adjustments to carrying values of net assets, and cash flows of the courier unit have been segregated and reported as discontinued operations for all periods presented, and previously reported results have been restated. As of March 31, 1997, the net assets of the discontinued operation consist mainly of customer receivables, property, plant and equipment and accounts payable. Net service revenues for the three months ended March 31, 1997 and 1996 were $34.1 million and $35.9 million, respectively. Loss from operations for the three months ended March 31, 1997 and 1996 was $1.6 million (net of $0.9 million tax benefit) and $1.1 million (net of $0.6 million tax benefit), respectively. The loss from operations in the first quarter of 1997 is consistent with prior estimates.

  (3) The allowance for doubtful accounts was $4.2 million at March 31, 1997 and $6.3 million at December 31, 1996. The accumulated amortization on excess purchase price over net assets acquired was $67.4 million at March 31, 1997 and $74.2 million at December 31, 1996.

The Company has an agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. This sold interest was reflected as a reduction of "Receivables" in the accompanying Condensed Consolidated Balance Sheet at March 31, 1997 and December 31, 1996. The Company retains, on a subordinated basis, an undivided interest in the pool of receivables. The Company's retained interest at March 31, 1997 and December 31, 1996 was $18.1 million and $36.7 million, respectively. "Other current assets" at March 31, 1997 and December 31, 1996 included interest-bearing cash deposits of $23.1 million and $9.8 million, respectively, held in trust under the terms of the accounts receivable facility. These deposits represent collections held back by the trustee based on the amount of eligible receivables in the revolving receivables pool. The Company's retained interest in the receivables and cash deposits is generally restricted. The full amount of the allowance for losses has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The discount related to the sale of receivables is included with "Interest expense and finance charges" in the Consolidated Statement of Operations.

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                     Three Months Ended
                                           March 31,
                                     -------------------

                                       1997        1996
                                      ------       -----
                   Interest paid       $10.2       $ 9.0
                   Income taxes paid     1.4         0.3

  (4) The Company's provisions for income taxes for the three months ended March 31, 1997 and 1996 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

 (5) The following tables summarize the capitalization of the Company at March 31, 1997 and December 31, 1996 (millions of dollars):

                                              March 31, 1997             December 31, 1996
                                          -----------------------      -----------------------

DEBT                                       Current    Long-Term        Current      Long-Term
                                           -------    ---------        -------      ----------
Bank term loan due 1998 (at an average
 rate of 8.9% in 1996)                     $    --    $      --        $    --        $ 196.8

Bank revolving commitment loan due
 through 2002 (at an average rate of
 8.7% in 1997 and 8.5% in 1996; and
 7.7% at March 31, 1997)                        --         70.9             --           86.8

Unsecured notes (at an average rate of
 7.4% in 1997 and 7.3% in 1996; and
 7.4% at March 31, 1997)                       2.3           --            2.0            0.1

Capital lease liability (at an average rate
 of 9.3% in 1997 and 10.2% in 1996;
 and 9.3% at March 31, 1997)                   1.5          4.2            2.4            5.3

9-1/8% senior subordinated notes (face
 amount of $150 million due 2003)               --        149.2             --          149.2

9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)               --        124.2             --             --
                                           -------    ---------        --------     ----------

Total notes payable and long-term debt     $   3.8    $   348.5        $   4.4      $   438.2
                                           =======    =========        ========     ==========

                                                          March 31,     December 31,
STOCKHOLDERS' EQUITY                                        1997            1996
                                                          ---------     ------------
(millions of dollars)

Common stock                                             $     0.2         $    0.2

Capital in excess of par value                                29.1             29.0
Retained earnings                                             24.6             20.6
Notes receivable - management stock purchase                  (0.2)            (0.3)
Cumulative translation adjustment                               --              0.5
                                                          ---------     ------------

                                                              53.7             50.0
Less treasury common stock,
1,748,344 shares in 1997 and
1,862,311 shares in 1996, at cost                             (8.3)            (8.8)
                                                          ---------     ------------

   Total stockholders' equity                            $    45.4        $    41.2
                                                          =========     ============




                                                          March 31,     December 31,
CAPITAL STOCK - NUMBER OF SHARES                            1997            1996
                                                          ---------     ------------
(thousands of shares)

Common Stock, $.01 par value:
  Authorized                                              50,000.0          50,000.0
  Issued                                                  22,446.1          22,446.1
  Outstanding                                             22,268.2          22,154.2

 Series I non-voting common stock, $.01 par value:
  Authorized                                              25,000.0          25,000.0
  Issued                                                   2,720.0           2,720.0
  Outstanding                                              1,149.6           1,149.6

Preferred stock, $.01 par value:
  Authorized                                               5,000.0           5,000.0
  Issued and outstanding                                        --                --

  (6) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                     1997     1996
                                                    ------   ------

Average common shares outstanding                   23,361   23,245
Common share equivalents                               486      279
                                                    ------   ------

Total used for computation of per share earnings    23,847   23,524
                                                    ======   ======

  (7) The Company's discontinued property and casualty insurance subsidiary ("Centaur") ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise claim liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts. If all of Centaur's obligations are not satisfied through rehabilitation, it is possible that satisfaction could be sought from the Company for Centaur's liabilities.

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

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $9 million (relating to environmental matters with respect to discontinued operations of the Company). The Company has requested that its discontinued automotive subsidiary, Borg-Warner Automotive, indemnify it against certain past and future costs relating to environmental and financing liabilities associated with certain former automotive operations. At March 31, 1997 such past costs were approximately $2.5 million. Borg-Warner Automotive has contested its indemnification obligation with respect to such liabilities.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (8) On January 24, 1997, the Company's armored services unit contributed substantially all of its assets and assigned certain of its liabilities to Loomis, Fargo & Co. ("Loomis Fargo") in exchange for (i) 4,900,000 shares of Loomis Fargo common stock and (ii) a cash payment of approximately $105 million which includes amounts paid to satisfy intercompany indebtedness assumed by Loomis Fargo. The cash proceeds received were net of transaction costs and subject to certain adjustments.

The armored services unit generated a $4.0 million segment operating profit in the first quarter of 1996 and $0.9 million for the first 23 days of 1997. The Company accounts for its interest in Loomis Fargo as a 49% owned equity investment. The excess of proceeds received over book value of net assets contributed in the Loomis Fargo combination was substantially deferred and offset by purchase price adjustments and provisions for other contingent liabilities related to the contributed assets and liabilities of the armored services unit. Equity in Loomis Fargo's first quarter results, together with the portion of the net gain recognized by the Company on the combination, was $2.2 million in the first quarter of 1997. The Company does not guarantee the indebtedness of Loomis Fargo nor is it required to fund Loomis Fargo's future operations.

                                      -10

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

On January 24, 1997, the Company combined its armored transport business with Loomis Armored Inc. to form a new company, Loomis, Fargo & Co. (the "Loomis Fargo Combination"). The Company received a 49% equity interest in the combined company and approximately $105 million, net of transaction expenses, but subject to certain adjustments. The Company accounts for its investment in the new company under the equity method. The Loomis Fargo Combination will affect the comparison of the Company's 1997 results to prior periods because the armored services unit was included in the Company's results of operations for only 23 days in the 1997 first quarter.

Consolidated net service revenues for the first quarter of 1997 decreased $31.7 million, or 7.7%. Excluding the armored services business, core security services revenues in the first quarter of 1997 increased 3.4% compared to the first quarter of 1996. Physical security services revenues for the first quarter of 1997 increased 5.0% as the Company's program to reduce low margin business winds down and the unit continues its focus on customer retention. Electronic security services revenue for the first quarter of 1997 decreased 4.9% due to the impact of bank consolidations on customer retention.

The net service revenues by operating segment were as follows (in millions of dollars):

                                       Three Months Ended
                                         1997      1996     % Change
                                        ------    ------   ----------
Physical Security Services              $311.1    $296.2        5.0%
Electronic Security Services              56.0      58.9       (4.9%)
                                        ------    ------       ------
     Core Security Services              367.1     355.1        3.4%
Armored Security Services                 15.3      59.0        N/A.
                                        ------    ------       ------
     Net Service Revenues               $382.4    $414.1       (7.7%)
                                        ======    ======       ======

Cost of services for the first quarter of 1997 decreased 7.6%. Excluding the armored services business, gross profit for the first quarter of 1997 increased 1.9% compared to 1996 as improved contract profitability and internal productivity improvement programs offset increased labor costs.

Selling, general and administrative expenses for the first quarter of 1997 decreased 2.5% compared to the 1996 period. As a percentage of revenues, such expenses increased from 12.7% in the first quarter of 1996 to 13.4% in the first quarter of 1997 due to the Company's increased sales and marketing expenditures, particularly within electronic security unit, and costs associated with implementing Total Security Solutions.

Depreciation expenses for the first quarter of 1997 decreased 19.0% compared to the 1996 period due to reduced electronic security equipment under operating leases and the Loomis Fargo Combination.

Other expense for the first quarter of 1997 decreased compared to the 1996 period, primarily due to $2.2 million income in 1997 representing equity in Loomis Fargo's first quarter results together with the portion of the net gain recognized by the Company on the Loomis Fargo Combination. The Company's armored services unit generated a $4.0 million segment operating profit in the first quarter of 1996 and $0.9 million segment operating profit for the first 23 days of 1997. Total earnings contributed by the armored services unit, after interest and taxes, was substantially unchanged in the first quarter of 1997 compared to 1996.

Interest expense for the first quarter of 1997 decreased 24.1% compared to 1996 because the application of cash proceeds from the Loomis Fargo Combination reduced outstanding debt balances.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

In January 1997 the Company applied the $105 million net proceeds received as part of the Loomis Fargo Combination to reduce amounts outstanding under its bank credit facilities. On March 24, 1997, the Company completed a refinancing pursuant to which it sold $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2007 and replaced its existing term loan, revolving credit and letter of credit facilities with a new credit facility consisting of up to a $155 million revolving facility and up to a $155 million letter of credit facility subject to an overall limit on the aggregate amount outstanding under both facilities of $285 million. The Company used borrowings under the new credit facility and proceeds of the note offering to repay its existing bank term and revolver borrowings and pay transaction costs. The new credit facility matures on March 31, 2002 with mandatory semiannual reductions in the total commitments totaling $10 million in 1999, $20 million in 2000 and $30 million in 2001.

The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs. The levels of receivables and current liabilities are influenced by the timing of billings, collections and payrolls. In November 1995, the Company sold a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at March 31, 1997 and December 31, 1996 included interest-bearing cash deposits of $23.1 million and $9.8 million, respectively, that were held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool.

The Company used $3.2 million in operating activities during the first quarter of 1997 compared to generating $6.7 million in the first three months of 1996. The decrease in cash provided by operating activities was primarily related to timing of payments for accounts payable.

Capital expenditures and investment in sales-type leases totaled $9.5 million and $10.4 million in the first three months of 1997 and 1996, respectively. In March 1996, the Company began selling equipment payment rights due under certain electronic security unit leased installations. The Company received approximately $3.3 million under this program for the first quarter of 1997.

Total financing, including debt and off-balance sheet facilities, declined to $449 million at March 31, 1997 from $553 million at December 31, 1996. The Company believes that cash generated from operations and funds available under its financing arrangements are sufficient for its operating and capital requirements during the next 12 months.

As discussed more fully in Note 7 of the Notes to the Consolidated Financial Statements, various complaints seeking substantial dollar amounts have been filed against the Company. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceeding.

                          Part II. Other Information

Item 1.   Legal Proceedings
          -----------------

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Centaur Insurance Company ("Centaur"), the Company's discontinued property and casualty insurance subsidiary, has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise Centaur's liabilities at an aggregate level that is not in excess of its assets. The foregoing has resulted in one pending lawsuit against the Company for recovery of alleged damages incurred as a result of Centaur's failure to satisfy its reinsurance obligations. The liability phase of such lawsuit has begun and the Company intends to defend this lawsuit vigorously.

Item 2.   Changes in Securities
          ---------------------
          Inapplicable


Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Inapplicable


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None


Item 5.   Other Information
          -----------------
          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits:
               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:
                 Current Report on Form 8-K dated February 7, 1997 and
                 Current Report on Form 8-K/A dated February 13, 1997, which disclosed the material terms of the business combination of the Company's armored transport unit and a third party provider of armored transportation and related services, including pro forma financial information reflecting such combination.

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


                                       Borg-Warner Security Corporation
                                       --------------------------------
                                                 (Registrant)





                                          By /s/ Timothy M. Wood
                                          ----------------------
                                                 (Signature)

                                              Timothy M. Wood

                                          Vice President, Finance

                                (Principal Financial and Accounting Officer)



Date: May 15, 1997