Form 10-Q
period 1997-06-30
BORG WARNER SECURITY CORP
filed 1997-08-14
CIK 817945

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1997
                        Commission file number: 1-5529


                       BORG-WARNER SECURITY CORPORATION

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                          13-3408028
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                           Identification No.)


200 South Michigan Avenue, Chicago, Illinois                60604
---------------------------------------------             ---------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (312) 322-8500
                                                      ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES    X        NO
                                             --------       ------

On July 31, 1997 the registrant had 23,298,431 shares of Common Stock and 249,600 shares of Series I Non-Voting Common Stock outstanding.

===============================================================================

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1997

                                     INDEX

                                                                                                                                PAGE
                                                                                                                                ----

PART I.        FINANCIAL INFORMATION
               ---------------------

     Item 1.   Financial Statements
               Condensed Consolidated Balance Sheet at June 30, 1997 and December 31, 1996 ........................................2
               Consolidated Statement of Operations for the Three Months Ended June 30, 1997 and 1996 .............................3
               Consolidated Statement of Operations for the Six Months Ended June 30, 1997 and 1996 ...............................4
               Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1997 and 1996 .....................5
               Notes to the Consolidated Financial Statements .....................................................................6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............................11

PART II.       OTHER INFORMATION
               -----------------

     Item 1.   Legal Proceedings .................................................................................................14

     Item 2.   Changes in Securities .............................................................................................14

     Item 3.   Defaults Upon Senior Securities ...................................................................................14

     Item 4.   Submission of Matters to a Vote of Security Holders ...............................................................14

     Item 5.   Other Information .................................................................................................15

     Item 6.   Exhibits and Reports on Form 8-K ..................................................................................15

SIGNATURES .......................................................................................................................16

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------
                         Item 1. Financial Statements

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)


                                                           June 30, 1997    December 31, 1996
                                                           -------------    -----------------
ASSETS
-----------------------------------------------------
 Cash and cash equivalents                                        $ 13.2               $ 17.8
 Receivables, net                                                   67.2                100.4
 Inventories                                                         9.3                 12.1
 Other current assets                                               43.1                 36.8
                                                                  ------               ------
   Total current assets                                            132.8                167.1

 Property, plant and equipment, at cost                            375.9                442.6
  Less accumulated depreciation                                    219.6                239.5
                                                                  ------               ------
 Net property, plant and equipment                                 156.3                203.1

 Net excess purchase price over net assets acquired                204.3                237.2
 Deferred tax asset, net                                            45.2                 46.8
 Net assets of discontinued operations                              14.9                 12.6
 Other assets                                                      103.6                 94.0
                                                                  ------               ------
   Total assets                                                   $657.1               $760.8
                                                                  ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------
 Notes payable                                                    $  2.0               $  4.4
 Accounts payable and accrued expenses                             152.8                173.7
                                                                  ------               ------
   Total current liabilities                                       154.8                178.1

 Long-term debt                                                    336.5                438.2
 Other long-term liabilities                                       115.6                103.3

 Capital stock:
  Common stock                                                       0.2                  0.2
  Series I non-voting common stock                                    --                   --
 Other stockholders' equity                                         50.0                 41.0
                                                                  ------               ------
   Total stockholders' equity                                       50.2                 41.2
                                                                  ------               ------

   Total liabilities and stockholders' equity                     $657.1               $760.8
                                                                  ======               ======


  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)


                                                          Three Months Ended June 30,
                                                          ----------------------------

                                                              1997           1996
                                                             ------         ------
Net service revenues                                         $378.6         $418.3

Cost of services                                              300.4          332.2
Selling, general and administrative expenses                   48.7           52.2
Depreciation                                                    9.8           11.8
Other expense, net                                              2.5            3.4
Interest expense and finance charges                           10.2           14.1
                                                             ------         ------

  Earnings before income taxes                                  7.0            4.6
Provision for income taxes                                      2.9            1.7
                                                             ------         ------

  Earnings from continuing operations                           4.1            2.9

Loss from discontinued operations, net of income taxes           --           (1.0)
                                                             ------         ------

    Net earnings                                             $  4.1         $  1.9
                                                             ======         ======
Earnings (loss) per common share:
  Continuing operations                                      $ 0.17         $ 0.12
  Discontinued operations                                        --          (0.04)
                                                             ------         ------
    Net earnings per share                                   $ 0.17         $ 0.08
                                                             ======         ======

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)



                                                              Six Months Ended June 30,
                                                              --------------------------

                                                                1997               1996
                                                               ------             ------
Net service revenues                                           $761.0             $832.4

Cost of services                                                604.8              661.8
Selling, general and administrative expenses                    100.5              104.9
Depreciation                                                     19.6               23.9
Other expense, net                                                3.1                6.7
Interest expense and finance charges                             20.8               28.6
                                                               ------             ------

  Earnings before income taxes                                   12.2                6.5
Provision for income taxes                                        4.1                2.0
                                                               ------             ------

  Earnings from continuing operations                             8.1                4.5

Loss from discontinued operations, net of income taxes             --               (2.1)
                                                               ------             ------

   Net earnings                                                $  8.1             $  2.4
                                                               ======             ======

Earnings (loss) per common share:
  Continuing operations                                        $ 0.34             $ 0.19
  Discontinued operations                                          --              (0.09)
                                                               ------             ------
   Net earnings per share                                      $ 0.34             $ 0.10
                                                               ======             ======




  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In millions of dollars)

                                                                         Six Months Ended June 30,
OPERATING:                                                                 1997           1996
                                                                         ---------     -----------
 Earnings from continuing operations                                       $   8.1         $   4.5
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Non-cash charges to earnings:
      Depreciation and amortization                                           25.2            30.6
      Other, net                                                              (2.4)            2.2
     Changes in assets and liabilities:
      Decrease (increase) in current assets                                    1.7            (4.0)
      Decrease (increase) in deferred tax assets                               1.6            (0.1)
      Decrease in accounts payable                                           (15.7)           (3.2)
      Decrease in other accrued expenses                                     (12.6)           (8.6)
      Net change in other long-term assets and liabilities                     9.9            (2.7)
                                                                           -------         -------
  Total cash flows provided by continuing operations                          15.8            18.7

 Net loss from discontinued operations                                          --            (2.1)
 Other cash related to discontinued operations                                (2.3)           (1.5)
  Net cash used in discontinued operations                                    (2.3)           (3.6)
                                                                           -------         -------
          Net cash provided by operating activities                           13.5            15.1
                                                                           -------         -------

INVESTING:
 Proceeds from sale of assets of armored services unit                       105.0              --
 Capital expenditures and investments in sales-type leases                   (17.4)          (21.6)
 Proceeds from sales-type leases                                               9.5             6.5
 Other                                                                        (3.4)           (1.0)
                                                                           -------         -------
          Net cash provided by (used in) investing activities                 93.7           (16.1)
                                                                           -------         -------
FINANCING:
 Net decrease in notes payable                                                (1.9)           (0.9)
 Net decrease in debt outstanding under revolving
  credit facility                                                            (27.8)           (2.1)
 Net decrease in receivables sold                                             (9.2)           (0.3)
 Issuance of long-term debt                                                  125.0           100.0
 Retirement of long-term debt                                               (198.0)         (100.5)
 Sales of treasury common stock                                                0.9             0.1
 Other, net                                                                   (0.8)           (3.1)
                                                                           -------         -------
          Net cash used in financing activities                             (111.8)           (6.8)
                                                                           -------         -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (4.6)           (7.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              17.8            19.4
                                                                           -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  13.2         $  11.6
                                                                           =======         =======

  (The accompanying notes are an integral part of these financial statements)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

  (2) As of September 30, 1996, the Company's courier unit has been treated as a discontinued operation. The assets, liabilities, results of operations and adjustments to carrying values of net assets and cash flows of the courier unit have been segregated and reported as discontinued operations for all periods presented, and previously reported results have been restated. As of June 30, 1997, the net assets of the discontinued operation consist mainly of customer receivables, property, plant and equipment and accounts payable. Net service revenues for the second quarter of 1997 and 1996 were $35.4 million and $36.3 million, respectively. Second quarter loss from operations in 1997 and 1996 was $1.1 million (net of $0.6 million tax benefit) and $1.0 million (net of $0.5 million tax benefit), respectively. Net service revenues for the six months ended June 30, 1997 and 1996 were $69.5 million and $72.2 million, respectively. Loss from operations for the six months ended June 30, 1997 and 1996 was $2.7 million (net of $1.5 million tax benefit) and $2.1 million (net of $1.1 million tax benefit), respectively. The loss from operations in 1997 is consistent with prior estimates.

  (3) The allowance for doubtful accounts was $4.7 million at June 30, 1997 and $6.3 million at December 31, 1996. The accumulated amortization on excess purchase price over net assets acquired was $70.1 million at June 30, 1997 and $74.2 million at December 31, 1996.

The Company has an agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. This sold interest is reflected as a reduction of "Receivables, net" in the accompanying Condensed Consolidated Balance Sheet at June 30, 1997 and December 31, 1996. The Company retains, on a subordinated basis, an undivided interest in the pool of receivables. The Company's retained interest at June 30, 1997 and December 31, 1996 was $22.6 million and $36.7 million, respectively. "Other current assets" at June 30, 1997 and December 31, 1996 include interest-bearing cash deposits of $19.0 million and $9.8 million, respectively, held in trust under the terms of the accounts receivable facility. The deposits represent collections held back by the trustee based on the amount of eligible receivables in the revolving receivables pool. The Company's retained interest in the receivables and cash deposits is generally restricted. The full amount of the allowance for losses has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The discount related to the sale of receivables is included with "Interest expense and finance charges" in the Consolidated Statement of Operations.

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                            Six Months
                                              Ended
                                             June 30,
                                           -------------
                                           1997    1996
                                           -----  ------
            Interest paid                  $20.6   $29.5
            Income taxes paid                2.7     1.5


  (4) The Company's provisions for income taxes for the three and six month periods ended June 30, 1997 and 1996 reflect estimated annual tax rates for the year applied to federal, state and foreign income.


  (5) The following tables summarize the capitalization of the Company at June 30, 1997 and December 31, 1996 (millions of dollars):

                                                       June 30, 1997               December 31, 1996
                                                  ----------------------        ------------------------
                                                  Current      Long-Term        Current        Long-Term
DEBT                                              -------      ---------        -------        ---------
Bank term loan due 1998 (at an average
 rate of 8.9% in 1996)                            $   --         $   --           $               $196.8
                                                                     --              --

Bank revolving commitment loan due
 through 2002 (at an average rate of
 8.5% in 1997 and 8.5% in 1996; and
 7.6% at June 30, 1997)                               --           59.0              --             86.8

Unsecured notes (at an average rate of
 7.6% in 1997 and 7.3% in 1996; and
 7.7% at June 30, 1997)                              0.8             --             2.0              0.1

Capital lease liability (at an average rate
 of 9.4% in 1997 and 10.2% in 1996;
 and 9.4% at June 30, 1997)                          1.2            4.1             2.4              5.3

9-1/8% senior subordinated notes (face
 amount of $150 million due 2003)                     --          149.2              --            149.2

9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)                     --          124.2              --               --
                                                  ------         ------           -----           ------

Total notes payable and long-term debt            $  2.0         $336.5           $ 4.4           $438.2
                                                  ======         ======           =====           ======


                                                      June 30,   December 31,
STOCKHOLDERS' EQUITY                                    1997         1996
(millions of dollars)                                 --------   ------------

Common stock                                          $    0.2    $     0.2
Capital in excess of par value                            29.2         29.0
Retained earnings                                         28.7         20.6
Notes receivable - management stock purchase                --         (0.3)
Cumulative translation adjustment                           --          0.5
                                                      --------    ---------

                                                          58.1         50.0
Less treasury common stock,
 2,583,944 shares in 1997 and
 1,862,311 shares in 1996, at cost                        (7.9)        (8.8)
                                                      --------    ---------

  Total stockholders' equity                          $   50.2    $    41.2
                                                      ========    =========




                                                      June 30,   December 31,
CAPITAL STOCK - NUMBER OF SHARES                        1997         1996
(thousands of shares)                                 --------   ------------

Common Stock, $.01 par value:
   Authorized                                         50,000.0     50,000.0
   Issued                                             23,346.1     22,446.1
   Outstanding                                        23,232.6     22,154.2

Series I non-voting common stock, $.01 par value:
   Authorized                                         25,000.0     25,000.0
   Issued                                              2,720.0      2,720.0
   Outstanding                                           249.6      1,149.6

Preferred stock, $.01 par value:
   Authorized                                          5,000.0      5,000.0
   Issued and Outstanding                                   --           --


  (6) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):

                                     Three Months Ended            Six Months Ended
                                          June 30,                      June 30,
                                     ------------------         ----------------------

                                         1997      1996              1997      1996
                                       ------    ------            ------    ------

Average common shares outstanding      23,440    23,258            23,398    23,251
Common share equivalents                  660       294               604       284
                                       ------    ------            ------    ------
Total used for computation
of per share earnings                  24,100    23,552            24,002    23,535
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

The foregoing has resulted in one pending lawsuit against the Company, certain of its current and former subsidiaries, and directors and officers of certain current and former subsidiaries for recovery of alleged damages incurred because of Centaur's failure to satisfy its reinsurance obligations. The lawsuit seeks in excess of $100 million for current losses, future losses and other damages and also seeks punitive damages. While the Company has recognized provisions in its financial statements for potential claims related to the Centaur litigation, it believes that any damages for failure to satisfy reinsurance obligations are solely the responsibility of Centaur and that the resolution of the lawsuit relating to Centaur, including the Company's indemnification obligations to certain former officers and directors, will not have a material adverse effect on its financial position or future operating results; however, no assurance can be given as to the ultimate outcome with respect to such lawsuit.

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $9 million (relating to environmental matters with respect to discontinued operations of the Company). The Company has requested that its discontinued automotive subsidiary, Borg-Warner Automotive, indemnify it against certain past and future costs relating to environmental and financing liabilities associated with certain former automotive operations. At June 30, 1997 such past costs were approximately $2.5 million. Borg-Warner Automotive has contested its indemnification obligation with respect to such liabilities.

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

The armored services unit generated a $6.3 million segment operating profit for the first half of 1996 and $0.9 million for the first 23 days of 1997. The Company accounts for its interest in Loomis Fargo as a 49% owned equity investment. The excess of proceeds received over carrying value of net assets contributed in the Loomis Fargo combination was substantially deferred and offset by purchase price adjustments and provisions for other contingent liabilities related to the contributed assets and liabilities of the armored services unit. Equity in Loomis Fargo's first half results, together with the portion of the net gain recognized by the Company on the combination, was $2.5 million in the first six months of 1997. The Company does not guarantee the indebtedness of Loomis Fargo nor is it required to fund Loomis Fargo's future operations.

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

Consolidated net service revenues for the three and six months ended June 30, 1997 decreased 9.5% and 8.6% respectively from the comparable 1996 periods. Excluding the armored services business, core security services revenues for the three and six months ended June 30, 1997 increased 5.9%, and 4.6% respectively compared to 1996.

Physical security services revenues for the three and six months ended June 30, 1997 increased 7.6% and 6.3% respectively compared to 1996. The unit has increased its average guard hours-in-force by adding new business and retaining a higher percentage of its existing customers compared to 1996. Electronic security services revenue for the three and six months ended June 30, 1997 decreased 1.1% and 2.1% respectively compared to 1996 due to the impact of bank consolidations on customer retention. The electronic security services unit recognizes leased equipment under both sales-type and operating leases. At June 30, 1997, sales-type leases represented 29.0% of the lease base, as compared with 25.0% at December 31, 1996. Revenue from sales-type leases represented 8.9% and 9.0% of total revenue for the six months ended June 30, 1997 and 1996, respectively. The annual aggregate retention rate for all subscriber installation leases was 88.7% at June 30, 1997.

The net service revenues by operating segment were as follows (in millions of dollars):

                                        Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                        ------------------   ----------------
                                            1997    1996        1997    1996
                                          ------  ------      ------  ------
Physical Security Services                $308.4  $286.6      $607.5  $571.6
Electronic Security Services                70.2    71.0       138.2   141.1
                                          ------  ------      ------  ------
 Core Security Services                    378.6   357.6       745.7   712.7
Armored Security Services                     --    60.7        15.3   119.7
                                          ------  ------      ------  ------
 Net Service Revenues                     $378.6  $418.3      $761.0  $832.4
                                          ======  ======      ======  ======


Cost of services for the three and six months ended June 30, 1997 decreased 9.6% and 8.6% respectively compared to the 1996 periods due principally to the Loomis Fargo Combination. As a percentage of revenues, gross profit for the three and six months ended June 30, 1997 was 20.7% and 20.5%, respectively, compared with 20.6% and 20.5% for the three and six months ended June 30, 1996, respectively. Improved contract profitability and internal productivity improvement programs offset increased labor costs.

Selling, general & administrative expenses for the three and six months ended June 30, 1997 decreased 6.7% and 4.2% respectively compared to 1996. Again, this was in large part due to the Loomis Fargo Combination. Such expenses were 12.9% and 13.2% of revenues respectively for the three and six months ended June 30, 1997 compared with 12.5% and 12.6% for the three and six months ended June 30, 1996. The percentage increase reflects higher sales and marketing expenditures, particularly within the electronic security unit, and costs associated with implementing Total Security Solutions. In 1997, the Company received cash proceeds of approximately $3.0 million from the sale of non-operating assets. This sale resulted in a gain which was largely offset by increases in operating expense accruals.

Depreciation expense for the three and six months ended June 30, 1997 decreased 16.9% and 18.0% respectively compared to the 1996 periods principally due to reduced electronic security equipment under operating leases and the Loomis Fargo Combination.

The decrease in other expense in the second quarter reflects equity in Loomis Fargo's earnings and reduced amortization as a result of the combination. The decrease for the first six months was primarily due to $2.5 million of income in 1997 representing equity in Loomis Fargo's earnings together with the portion of the net gain recognized by the Company on the Loomis Fargo Combination.

Interest expense for the three and six months ended June 30, 1997 decreased 27.7% and 27.3% respectively compared to 1996 due to reduced debt levels and lower interest rates.

FINANCIAL CONDITION & LIQUIDITY
-------------------------------

In January 1997 the Company applied the $105 million net proceeds received as part of the Loomis Fargo Combination to reduce amounts outstanding under its bank credit facilities. Since that date, $6.6 million has been expended to settle working capital adjustments and for payments of retained liabilities. On March 24, 1997, the Company completed a refinancing pursuant to which it sold $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2007 and replaced its existing term loan, revolving credit and letter of credit facilities with a new credit facility consisting of up to a $155 million revolving facility and up to a $155 million letter of credit facility subject to an overall limit on the aggregate amount outstanding under both facilities of $285 million. The new credit facility matures on March 31, 2002 with mandatory semiannual reductions in the total commitments totaling $10 million in 1999, $20 million in 2000 and $30 million in 2001.

The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs. The levels of receivables and current liabilities are influenced by the timing of billings, collections and payrolls. In November 1995, the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at June 30, 1997 and December 31, 1996 included interest-bearing cash deposits of $19.0 million and $9.8 million, respectively, that were held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool.

Net cash provided by operating activities was $14.1 million and $16.7 million in the first six months of 1997 and 1996, respectively. The decrease in cash provided by operating activities was primarily related to timing of payments for accounts payable and accrued expenses.

Capital expenditures and investment in sales-type leases totaled $17.4 million and $21.6 million in the first six months of 1997 and 1996, respectively. Excluding the armored services business, core security services capital expenditures and investment in sales-type leases totaled $17.2 million and $17.4 million in the first half of 1997 and 1996, respectively. In March 1996, the Company began selling equipment payment rights due under customer leases of certain electronic security installations. The Company received approximately $5 million under this program for the first six months of 1997.

Total financing, including debt and off-balance sheet facilities, declined to $436.7 million at June 30, 1997 from $549.8 million at December 31, 1996. The Company believes that cash generated from operations and funds available under its financing arrangements are sufficient for its operating and capital requirements during the next 12 months.

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

                          PART II. OTHER INFORMATION
                                   -----------------

Item 1. Legal Proceedings
        -----------------

        As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Centaur Insurance Company ("Centaur"), the Company's discontinued property and casualty insurance subsidiary, has been operating under rehabilitation since 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise Centaur's liabilities at an aggregate level that is not in excess of its assets. The foregoing has resulted in one pending lawsuit against the Company for recovery of alleged damages incurred as a result of Centaur's failure to satisfy its reinsurance obligations. After conducting the liability phase of the trial but before hearing closing arguments, the presiding judge declared a mistrial and recused himself from the proceedings. The Company intends to defend this lawsuit vigorously.


Item 2. Changes in Securities
        ---------------------
        Inapplicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------
        Inapplicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 22, 1997, the Company held its annual meeting of stockholders. At such meeting, Arthur F. Golden, Dale W. Lang, Andrew McNally IV and
        H. Norman Schwarzkopf were elected as directors to serve for a term expiring in 2000. Each of J. Joe Adorjan, James J. Burke, Jr., Albert J. Fitzgibbons, III, Robert A. McCabe, Alexis P. Michas and Donald C. Trauscht continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                                  For       Withheld
                                  ---       --------
        A.F. Golden            19,135,306    51,669
        D.W. Lang              19,135,406    51,569
        A. McNally IV          19,136,226    50,749
        H.N. Schwarzkopf       19,135,218    51,757


At such meeting, the proposal to adopt the Company's Executive Officer Incentive Plan was approved by the following votes:

               For       Against         Abstain   Broker Non-Votes
               ---       -------         -------   ----------------
           18,920,971    255,863          10,141         0


At such meeting, the selection of Deloitte & Touche LLP as auditors was approved by the following votes:

               For       Against         Abstain
               ---       -------         -------
           19,177,351      3,520           6,104


Item 5.   Other Information
          -----------------
          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits:
              27-Financial Data Schedule

          (b) Reports on Form 8-K:
              None.

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



Date: August 14, 1997