Form 10-Q
period 1997-09-30
BORG WARNER SECURITY CORP
filed 1997-11-14
CIK 817945

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


                   For the Quarter Ended September 30, 1997
                        Commission file number: 1-5529


                       BORG-WARNER SECURITY CORPORATION

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  DELAWARE                             13-3408028
            ---------------------                  ------------------
       (State or other jurisdiction of              (I.R.S. Employer
        Incorporation or organization)            Identification No.)


  200 South Michigan Avenue, Chicago, Illinois           60604
------------------------------------------------       ---------
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:     (312)  322-8500
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES    X        NO ________
                                            -------

On October 31, 1997 the registrant had 23,319,556 shares of Common Stock and 249,600 shares of Series I Non-Voting Common Stock outstanding.

================================================================================

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                              SEPTEMBER 30, 1997

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION
             ---------------------

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheet
               at September 30, 1997 and December 31, 1996.................... 2
             Consolidated Statement of Operations for
               the Three Months Ended September 30, 1997 and 1996............. 3
             Consolidated Statement of Operations for
               the Nine Months Ended September 30, 1997 and 1996.............. 4
             Condensed Consolidated Statement of Cash Flows for
               the Nine Months Ended September 30, 1997 and 1996.............. 5
             Notes to the Consolidated Financial Statements................... 6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................11


PART II.     OTHER INFORMATION
             -----------------

     Item 1. Legal Proceedings................................................14

     Item 2. Changes in Securities............................................14

     Item 3. Defaults Upon Senior Securities..................................14

     Item 4. Submission of Matters to a Vote of Security Holders..............14

     Item 5. Other Information................................................14

     Item 6. Exhibits and Reports on Form 8-K.................................14


SIGNATURES....................................................................15

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------
                         Item 1.  Financial Statements

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (MILLIONS OF DOLLARS)

                                                       September 30, 1997     December 31, 1996
                                                       ------------------     -----------------
ASSETS
-----------------------------------------------------
 Cash and cash equivalents                                         $  6.7                $ 17.8
 Receivables, net                                                    76.5                 100.4
 Inventories                                                          8.6                  12.1
 Other current assets                                                40.3                  36.8
                                                                   ------                ------
     Total current assets                                           132.1                 167.1

 Property, plant and equipment, at cost                             358.5                 442.6
 Less accumulated depreciation                                      210.3                 239.5
                                                                   ------                ------
     Net property, plant and equipment                              148.2                 203.1

 Net excess purchase price over net assets acquired                 201.6                 237.2
 Deferred tax asset, net                                             44.9                  46.8
 Net assets of discontinued operations                               20.3                  12.6
 Other assets                                                       111.0                  94.0
                                                                   ------                ------

     Total assets                                                  $658.1                $760.8
                                                                   ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------
 Notes payable                                                     $  1.6                $  4.4
 Accounts payable and accrued expenses                              144.0                 173.7
                                                                   ------                ------
     Total current liabilities                                      145.6                 178.1

 Long-term debt                                                     343.5                 438.2
 Other long-term liabilities                                        113.6                 103.3

 Capital stock:
    Common stock                                                      0.2                   0.2
    Series I non-voting common stock                                 --                    --
    Other stockholders' equity                                       55.2                  41.0
                                                                   ------                ------
     Total stockholders' equity                                      55.4                  41.2
                                                                   ------                ------

     Total liabilities and stockholders' equity                    $658.1                $760.8
                                                                   ======                ======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (MILLIONS OF DOLLARS, EXCEPT PER SHARE)


                                                             Three Months Ended September 30,
                                                             ---------------------------------

                                                                  1997              1996
                                                             ---------------  ----------------

 Net service revenues                                            $390.8            $434.9

 Cost of services                                                 313.8             348.2
 Selling, general and administrative expenses                      45.8              51.8
 Depreciation                                                       9.9              11.7
 Other expense, net                                                 3.3               3.4
 Interest expense and finance charges                              10.6              14.1
                                                                 ------            ------

   Earnings before income taxes                                     7.4               5.7
 Provision for income taxes                                         2.7               2.5
                                                                 ------            ------

   Earnings from continuing operations                              4.7               3.2

 Loss from discontinued operations, net of income taxes              --             (26.4)
                                                                 ------            ------

    Net earnings (loss)                                          $  4.7            $(23.2)
                                                                 ======            ======

Earnings (loss) per common share:
   Continuing operations                                         $ 0.19            $ 0.14
   Discontinued operations                                           --             (1.13)
                                                                 ------            ------
    Net earnings (loss) per share                                $ 0.19            $(0.99)
                                                                 ======            ======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (MILLIONS OF DOLLARS, EXCEPT PER SHARE)

                                                           Nine Months Ended September 30,
                                                           --------------------------------
                                                                1997             1996
                                                               ------           ------

 Net service revenues                                         $1,151.8         $1,267.3

 Cost of services                                                918.6          1,010.0
 Selling, general and administrative expenses                    146.0            156.7
 Depreciation                                                     29.5             35.6
 Other expense, net                                                6.7             10.1
 Interest expense and finance charges                             31.4             42.7
                                                              --------         --------

   Earnings before income taxes                                   19.6             12.2
 Provision for income taxes                                        6.8              4.5
                                                              --------         --------

   Earnings from continuing operations                            12.8              7.7

 Loss from discontinued operations, net of income taxes             --            (28.5)
                                                              --------         --------

   Net earnings (loss)                                        $   12.8         $  (20.8)
                                                              ========         ========

Earnings (loss) per common share:
   Continuing operations                                      $   0.53         $   0.33
   Discontinued operations                                          --            (1.21)
                                                              --------         --------
   Net earnings (loss) per share                              $   0.53         $  (0.88)
                                                              ========         ========

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (IN MILLIONS OF DOLLARS)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                         1997             1996
                                                                                        ------           ------
OPERATING:
 Earnings from continuing operations                                                  $  12.8           $   7.7
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Non-cash charges to earnings:
      Depreciation and amortization                                                      37.8              45.7
      Other, net                                                                         (0.9)              2.2
     Changes in assets and liabilities:
      Decrease (increase) in current assets                                               2.6              (9.8)
      Decrease (increase) in deferred tax assets                                          1.9              (9.5)
      (Decrease) increase in accounts payable                                           (14.8)              2.1
      Decrease in other accrued expenses                                                (21.2)            (10.8)
      Net change in other long-term assets and liabilities                                5.4              (6.4)
                                                                                      -------           -------
 Total cash flows provided by continuing operations                                      23.6              21.2

Net loss from discontinued operations                                                      --             (28.5)
Other cash related to discontinued operations                                            (7.7)             25.3
                                                                                      -------           -------
 Net cash used in discontinued operations                                                (7.7)             (3.2)
                                                                                      -------           -------

      Net cash provided by operating activities                                          15.9              18.0
                                                                                      -------           -------

INVESTING:
 Proceeds from sale of assets of armored services unit                                   95.5                --
 Capital expenditures, excluding sales-type leases                                       (6.0)            (11.7)
 Investment in sales-type leases                                                        (27.4)            (24.3)
 Proceeds from sales-type leases                                                         12.6              12.6
 Other                                                                                   (0.1)              0.9
                                                                                      -------           -------
      Net cash provided by (used in) investing activities                                74.6             (22.5)
                                                                                      -------           -------

FINANCING:
 Net decrease in notes payable                                                           (2.3)             (0.7)
 Net decrease in debt outstanding under revolving credit facility                       (20.7)            (21.1)
 Net (decrease) increase in receivables sold                                             (6.7)             25.5
 Issuance of long-term debt                                                             125.0             100.0
 Retirement of long-term debt                                                          (198.0)           (100.0)
 Sales of treasury common stock                                                           1.1               0.1
 Other, net                                                                                --              (1.4)
                                                                                      -------           -------
      Net cash (used in) provided by financing activities                              (101.6)              2.4
                                                                                      -------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (11.1)             (2.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         17.8              19.4
                                                                                      -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   6.7           $  17.3
                                                                                      =======           =======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.


  (2) Since September 30, 1996, the Company's courier unit has been treated as a discontinued operation. The assets, liabilities, results of operations and adjustments to carrying values of net assets and cash flows of the courier unit have been segregated and reported as discontinued operations for all periods presented, and previously reported results have been restated. At September 30, 1997, the net assets of the discontinued operation consist mainly of customer receivables, property, plant and equipment and accounts payable. Net service revenues for the third quarter of 1997 and 1996 were $40.3 million and $34.3 million, respectively. Third quarter loss from operations in 1997 and 1996 was $0.2 million (net of $0.1 million tax expense) and $1.4 million (net of $0.8 million tax benefit), respectively. Net service revenues for the nine months ended September 30, 1997 and 1996 were $109.8 million and $106.5 million, respectively. Loss from operations for the nine months ended September 30, 1997 and 1996 was $2.9 million (net of $1.4 million tax benefit) and $3.5 million (net of $1.9 million tax benefit), respectively. The Company has an active program in place to find a buyer of the unit and contemplates that the unit will be sold in the near future.

  (3) The allowance for doubtful accounts was $4.5 million at September 30, 1997 and $6.3 million at December 31, 1996. The accumulated amortization on excess purchase price over net assets acquired was $72.7 million at September 30, 1997 and $74.2 million at December 31, 1996.

The Company has an agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. This sold interest is reflected as a reduction of "Receivables, net" in the accompanying Condensed Consolidated Balance Sheet at September 30, 1997 and December 31, 1996. The Company retains, on a subordinated basis, an undivided interest in the pool of receivables. The Company's retained interest at September 30, 1997 and December 31, 1996 was $30.3 million and $36.7 million, respectively. "Other current assets" at September 30, 1997 and December 31, 1996 include interest-bearing cash deposits of $16.5 million and $9.8 million, respectively, held in trust under the terms of the accounts receivable facility. The deposits represent collections held back by the trustee based on the amount of eligible receivables in the revolving receivables pool. The Company's retained interest in the receivables and cash deposits is generally restricted. The full amount of the allowance for losses has been retained because the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The discount related to the sale of receivables is included with "Interest expense and finance charges" in the Consolidated Statement of Operations.

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                        Nine Months
                                           Ended
                                       September 30,
                                    -----------------
                                      1997     1996
                                    -------   -------
          Interest paid              $29.6    $40.7
          Income taxes paid            3.2      2.2

   (4) The Company's provisions for income taxes for the three and nine month periods ended September 30, 1997 and 1996 reflect estimated annual tax rates for the year applied to federal, state and foreign income.


   (5) The following tables summarize the capitalization of the Company at September 30, 1997 and December 31, 1996 (millions of dollars):

                                                         September 30, 1997     December 31, 1996
                                                         Current  Long-Term    Current  Long-Term
                                                         -------  ---------    -------- ---------
DEBT
Bank term loan due 1998 (at an average
 rate of 8.9% in 1996)                                      $ --     $   --  $    --     $196.8


Bank revolving commitment loan due
 through 2002 (at an average rate of
 8.0% in 1997 and 8.5% in 1996; and
 7.4% at September 30, 1997)                                  --       66.1       --       86.8

Unsecured notes (at an average rate of
 7.6% in 1997 and 7.3% in 1996; and
 7.7% at September 30, 1997)                                 0.5         --      2.0        0.1

Capital lease liability (at an average rate
 of 9.3% in 1997 and 10.2% in 1996;
 and 9.4% at September 30, 1997)                             1.1        4.0      2.4        5.3

9-1/8% senior subordinated notes (face
 amount of $150 million due 2003)                             --      149.2       --      149.2

9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)                             --      124.2       --         --
                                                       ---------   -------- --------    -------

Total notes payable and long-term debt                      $1.6     $343.5     $4.4     $438.2
                                                       =========   ======== ========    =======

                                      -8-


                                                         September 30,         December 31,
STOCKHOLDERS' EQUITY                                         1997                  1996
                                                       ---------------         -------------
(millions of dollars)
Common stock                                             $     0.2           $     0.2
Capital in excess of par value                                29.3                29.0
Retained earnings                                             33.4                20.6
Notes receivable - management stock purchase                    --                (0.3)
Cumulative translation adjustment                              0.2                 0.5
                                                         ---------            --------

                                                              63.1                50.0
Less treasury common stock,
2,506,400 shares in 1997 and
1,862,311 shares in 1996, at cost                             (7.7)               (8.8)
                                                         ---------             --------

   Total stockholders' equity                            $    55.4           $    41.2
                                                         =========            =========



                                                       September 30,         December 31,
CAPITAL STOCK - NUMBER OF SHARES                           1997                  1996
                                                        ---------             ---------
(thousands of shares)

Common Stock, $.01 par value:
  Authorized                                              50,000.0            50,000.0
  Issued                                                  23,353.3            22,446.1
  Outstanding                                             23,317.3            22,154.2

 Series I non-voting common stock, $.01 par value:
  Authorized                                              25,000.0            25,000.0
  Issued                                                   2,720.0             2,720.0
  Outstanding                                                249.6             1,149.6

Preferred stock, $.01 par value:
  Authorized                                               5,000.0             5,000.0
  Issued and Outstanding                                        --                  --

  (6) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):


                                            Three Months Ended               Nine Months Ended
                                               September 30,                   September 30,
                                            ------------------               -----------------

                                              1997       1996                1997       1996
                                             ------     ------              ------     ------
Average common shares outstanding            23,538     23,264              23,446     23,255
Common share equivalents                        713        186                 677        247
                                             ------     ------              ------     ------
Total used for computation
of per share earnings                        24,251     23,450              24,123     23,502
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

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $8 million (relating to environmental matters with respect to discontinued operations of the Company). The Company has requested that its discontinued automotive subsidiary, Borg-Warner Automotive, indemnify it against certain past and future costs relating to environmental and financing liabilities associated with certain former automotive operations. At September 30, 1997 such past costs were approximately $3.2 million. Borg-Warner Automotive has contested its indemnification obligation with respect to such liabilities.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (8) On January 24, 1997, the Company's armored services unit contributed substantially all of its assets and assigned certain of its liabilities to Loomis, Fargo & Co. ("Loomis Fargo") in exchange for (i) 4,900,000 shares of Loomis Fargo common stock and (ii) a cash payment of approximately $105 million which includes amounts paid to satisfy intercompany indebtedness assumed by Loomis Fargo. Since that date, $9.5 million has been expended to settle working capital adjustments and for payments of retained liabilities. The cash proceeds received were net of transaction costs and subject to certain adjustments.

The armored services unit generated a $8.1 million segment operating profit for the first nine months of 1996 and $0.9 million for the first 23 days of 1997. The Company accounts for its interest in Loomis Fargo as a 49% owned equity investment. The excess of proceeds received over carrying value of net assets contributed in the Loomis Fargo combination was substantially deferred and offset by purchase price adjustments and provisions for other contingent liabilities related to the contributed assets and liabilities of the armored services unit. For the three months ended September 30, 1997, the Company recorded a loss of $.6 million relating to its investment in Loomis Fargo. For the first nine months of 1997, equity income in Loomis Fargo, together with the portion of the net gain recognized by the Company on the combination, was $1.9 million. The Company does not guarantee the indebtedness of Loomis Fargo nor is it required to fund Loomis Fargo's future operations.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

On January 24, 1997, the Company combined its armored transport business with Loomis Armored Inc. to form a new company, Loomis, Fargo & Co. (the "Loomis Fargo Combination"). The Company received a 49% equity interest in the combined company and approximately $105 million, net of transaction expenses, but subject to certain adjustments and retained liabilities. After adjustments and payment of retained liabilities, net cash received through September 30, 1997 from the Loomis Fargo Combination was $95.5 million. The Company accounts for its investment in the new company under the equity method. The Loomis Fargo Combination will affect the comparison of the Company's 1997 results to prior periods because the armored services unit was included in the Company's results of operations for only 23 days in the 1997 first quarter.

Consolidated net service revenues for the three and nine months ended September 30, 1997 decreased 10.1% and 9.1% respectively from the comparable 1996 periods. Excluding the armored services business, core security services revenues for the three and nine months ended September 30, 1997 increased 5.0%, and 4.7% respectively compared to 1996.

The net service revenues were as follows (in millions of dollars):

                                          Three Months Ended          Nine Months Ended
                                            September 30,                September 30,
                                          ------------------      ---------------------
                                            1997     1996             1997         1996
                                          ------   ------         --------     --------
   Physical Security Services             $319.9   $301.4         $  927.4     $  873.0
   Electronic Security Services             70.9     70.9            209.1        212.0
                                          ------   ------         --------     --------
     Core Security Services                390.8    372.3          1,136.5      1,085.0
   Armored Security Services                  --     62.6             15.3        182.3
                                          ------   ------         --------     --------
        Net Service Revenues              $390.8   $434.9         $1,151.8     $1,267.3
                                          ======   ======         ========     ========

Physical security services revenues for the three and nine months ended September 30, 1997 increased 6.1% and 6.2% respectively compared to 1996. The unit has increased its average guard hours-in-force by adding new business and retaining a higher percentage of its existing customers compared to 1996. Electronic security services revenue for the nine months ended September 30, 1997 decreased 1.4% compared to 1996 primarily due to the impact of bank consolidations on customer retention. The electronic security services unit recognizes leased equipment under sales-type leases for contracts dated after January 1, 1994 and operating leases for major contracts. At September 30, 1997, sales-type leases represented 42.3% of the lease base, as compared with 25.0% at December 31, 1996. Revenue from sales-type leases represented 8.7% and 8.5% of total revenue for the nine months ended September 30, 1997 and 1996, respectively. The annual aggregate retention rate for all subscriber installation leases was 88.3% at September 30, 1997.

Cost of services for the three and nine months ended September 30, 1997 decreased 9.9% and 9.0% respectively compared to the 1996 periods due principally to the Loomis Fargo Combination. As a percentage of revenues, gross profit for the three and nine months ended September 30, 1997 was 19.7% and 20.2%, respectively, compared with 19.9% and 20.3% for the three and nine months ended September 30, 1996, respectively. The decline in gross profit margin is primarily a result of increased labor and material costs.

Selling, general & administrative expenses for the three and nine months ended September 30, 1997 decreased 11.6% and 6.8% respectively compared to 1996. Again, this was in large part due to the Loomis Fargo Combination. Such expenses were 11.7% and 12.7% of revenues respectively for the three and nine months ended September 30, 1997 compared with 11.9% and 12.4% for the three and nine months ended September 30, 1996. The Company has incurred significant costs in 1997 for sales and marketing programs, new product development and information systems. In 1997, the Company received cash proceeds of approximately $3.0 million from the sale of non-operating assets. This sale resulted in a gain which was largely offset by increases in operating expense accruals.

Depreciation expense for the three and nine months ended September 30, 1997 decreased 15.4% and 17.1% respectively compared to the 1996 periods principally due to reduced electronic security equipment under operating leases and the Loomis Fargo Combination.

Interest expense for the three and nine months ended September 30, 1997 decreased 24.8% and 26.5% respectively compared to 1996 due to reduced debt levels and lower interest rates.

During the third quarter, the Company took several steps toward its long-term objective of shifting from defined benefit to defined contribution pension plans. The Company recorded after-tax income of approximately $1.8 million resulting from plan changes which was largely offset by reserve adjustments and losses attributable to the investment in Loomis Fargo.


FINANCIAL CONDITION & LIQUIDITY
-------------------------------

In January 1997 the Company applied the $105 million net proceeds received as part of the Loomis Fargo Combination to reduce amounts outstanding under its bank credit facilities. Since that date, $9.5 million has been expended to settle working capital adjustments and for payments of retained liabilities. On March 24, 1997, the Company completed a refinancing pursuant to which it sold $125 million principal amount of 9 5/8% Senior Subordinated Notes due 2007 and replaced its existing term loan, revolving credit and letter of credit facilities with a new credit facility consisting of up to a $155 million revolving facility and up to a $155 million letter of credit facility subject to an overall limit on the aggregate amount outstanding under both facilities of $285 million. The new credit facility matures on March 31, 2002 with mandatory semiannual reductions in the total commitments totaling $10 million in 1999, $20 million in 2000 and $30 million in 2001.

The Company's policy is to keep working capital as low as is operationally feasible to minimize related carrying costs. The levels of receivables and current liabilities are influenced by the timing of billings, collections and payrolls. In November 1995, the Company entered into a three-year agreement to sell a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at September 30, 1997 and December 31, 1996 included interest-bearing cash deposits of $16.5 million and $9.8 million, respectively, that were held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool.

Net cash provided by operating activities was $15.9 million and $18.0 million in the first nine months of 1997 and 1996, respectively. The decrease in cash provided by operating activities was primarily related to timing of payments for accounts payable and accrued expenses.

Capital expenditures and investment in sales-type leases totaled $33.4 million and $36.0 million in the first nine months of 1997 and 1996, respectively. Excluding the armored services business, core security services capital expenditures and investment in sales-type leases totaled $33.2 million and $30.0 million in the first nine months of 1997 and 1996, respectively. In March 1996, the Company began selling equipment payment rights due under customer leases of certain electronic security installations. The Company received approximately $5 million under this program for the first nine months of 1997. For cost and administrative reasons, the Company has suspended such sales and is investigating alternative methods of financing its sales-type leases.

Total financing, including debt and off-balance sheet facilities, declined to $445.6 million at September 30, 1997 from $549.8 million at December 31, 1996. The Company believes that cash generated from future operations and capital resources will enable it to maintain its current level of operations and its planned operations, including capital expenditures, for the foreseeable future.

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


Item 2. Changes in Securities
        ---------------------
        Inapplicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------
        Inapplicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None.


Item 5. Other Information
        -----------------
        None.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) Exhibits:
            27- Financial Data Schedule.

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


                                            Borg-Warner Security Corporation
                                            --------------------------------
                                                    (Registrant)


                                                  By /s/   Timothy M. Wood
                                             ---------------------------------
                                                      (Signature)

                                                     Timothy M. Wood

                                                 Vice President, Finance

                                    (Principal Financial and Accounting Officer)




Date: November 14, 1997