Form 10-K405
period 1997-12-31
BORG WARNER SECURITY CORP
filed 1998-03-30
CIK 817945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                         ----------------------------

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number: 1-5529

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
Common Stock, par value $.01 per share                   New York Stock Exchange
9-1/8% Senior Subordinated Notes due 2003                New York Stock Exchange
9-5/8% Senior Subordinated Notes due 2007                New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc. (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)) on March 6, 1998 was approximately $219.9 million. As of March 6, 1998, the registrant had 23,364,931 shares of Common Stock and 249,600 shares of Series I Non-Voting Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

     Document                                       Part of Form 10-K into which
     --------                                       ----------------------------
                                                    incorporated
                                                    ------------

The Company's annual report to stockholders         Parts I, II and IV
for the year ended December 31, 1997

The Company's proxy statement for the 1998          Part III
annual meeting of stockholders

BORG-WARNER SECURITY CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 1997
INDEX





Item Number                                                      Page
-----------                                                      ----

PART I

1. Business                                                         3
2. Properties                                                       9
3. Legal Proceedings                                               10
4. Submission of Matters to a Vote of Security Holders             12

PART II

5. Market for the Registrant's Common Stock
     and Related Stockholder Matters                               13
6. Selected Financial Data                                         13
7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 13
7A.Quantitative and Qualitative Disclosures
     About Market Risk                                             14
8. Financial Statements and Supplementary Data                     14
9. Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                        14

PART III

10. Directors and Executive Officers of the Registrant             14
11. Executive Compensation                                         14
12. Security Ownership of Certain Beneficial
     Owners and Management                                         14
13. Certain Relationships and Related Transactions                 15

PART IV

14. Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                                       15

                                    PART I

Item 1.   Business

     The Company is the world's largest supplier of contract guard services and is a leading provider of electronic security services. As a result of its significant market presence and breadth of product offerings, the Company is well positioned to service local, multi-location and national accounts and provide total security solutions to its customers.

     The Company's protective services business is divided into two business units: physical security services and electronic security services. Information concerning the revenues, operating profit or loss and identifiable assets attributable to each of the Company's business units is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements.

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

     Physical Security Services

     The Company provides guard services, as well as background screening, contract employment and investigative services, to approximately 16,000 clients in the United States, Canada, the United Kingdom and Colombia. The Company services these clients with approximately 68,000 employees in approximately 294 offices under the Wells Fargo(R), Burns(R), Globe(R) and other service marks.

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

     The physical security services unit employs approximately 65,000 security officers. Security officers undergo a standardized pre-employment screening program that features mandatory drug screening, criminal record checks at the county and municipal court level and verification of consumer credit reports, Social Security information and drivers' license records. Security officers receive classroom orientation and field training in safety, first aid and security techniques and in the handling of specific problems applicable to particular industries or situations.

     The physical security services unit markets guard services through approximately 141 sales representatives nationwide and in Canada, the United Kingdom and Colombia. Sales personnel operate out of local branch and sales offices. The physical security services unit also bids on contracts with governmental agencies.

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

     Electronic Security Services

     The Company provides integrated electronic security systems, including intrusion and fire detection, sprinkler and critical industrial process monitoring, closed circuit television and access control. The Company designs, installs, monitors and services electronic security systems located on the premises of approximately 83,000 commercial and 27,000 residential customers in the United States and Canada under the Wells Fargo(R) and Pony Express(R) service marks. The Company also provides, under the Bel-Air Patrol trade name, an integrated guard, patrol and alarm service to approximately 11,000 customers in Bel Air, Beverly Hills and other Los Angeles communities. The unit has approximately 2,200 employees.

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

     Bel-Air Patrol. The Company also provides a complete protective package, including central station alarm service and surveillance systems, security guards and day and night patrols, to residents in Bel Air and Beverly Hills and other nearby communities of Los Angeles. The Company provides these services to approximately 11,000 customers under the trade name Bel-Air Patrol.

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

     Loomis Fargo operates in all 50 states and Puerto Rico to provide armored ground transportation services, ATM services and cash vault and related services to financial institutions and commercial customers.

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

     The Company is a party to collective bargaining agreements with various local unions covering approximately 5,700 employees. The collective bargaining agreements expire at various dates from 1998 to 2000 and relate, among other things, to wages, hours and conditions of employment. Under section 9(b)(3) of the National Labor Relations Act, if a union admits to membership, or is affiliated directly or indirectly with a union that admits to membership, employees other than guards, an employer of guards can refuse to bargain with such union and such union cannot be certified as the representative of a unit of guards. As a result, the Company has in many instances refused to recognize or withdrawn recognition of labor organizations that admit as members employees other than guards.

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

Discontinued Operations

     The Company has treated its courier services unit as a discontinued operation since September 1996. The unit transports time-sensitive packages for commercial businesses and non-negotiable financial documents for Federal Reserve banks and financial institutions in 36 states under the Pony Express(R) service mark. The unit employs approximately 3,600 persons and uses a fleet of approximately 3,000 vehicles, many of which are vehicles provided by the unit's employees. The courier services unit operates both as a common and contract carrier and uses a combination of tariffs and shipping contracts to control the terms, conditions and rates applicable to the transportation of shipments. Rates are dependent upon many factors, including the weight and type of the shipped item, the distance and urgency of the shipment and the geographical location.

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

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 1, 1998.


Name                  Age    Position with Company
J. Joe Adorjan........ 59    Chairman of the Board, Chief Executive Officer and
                             President; Director

John D. O'Brien....... 55    Senior Vice President

Timothy M. Wood....... 50    Vice President, Finance

Robert E.T. Lackey.... 49    Vice President, General Counsel and Secretary

     Mr. Adorjan has been a director of the Company since 1993, Chairman of the Board (since January 1996), Chief Executive Officer (since October 1995) and President (since April 1995). Mr. Adorjan was President of Emerson Electric Co., a manufacturer of electronic, electrical and other products, from 1992 to 1995. Mr. Adorjan is also a director of The Earthgrains Company, ESCO Electronics Corporation, Goss Graphic Systems, Inc. and Loomis, Fargo & Co.

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

     Mr. Lackey has been Vice President, General Counsel and Secretary of the Company since 1997 and was Vice President, General Counsel and Secretary of Transamerica Commercial Finance Corp. from 1991 to 1995.

     Each of the executive officers named above was elected by the Board of Directors to serve in the office indicated until his successor is elected and qualified.

Item 2.   Properties

     The Company and its subsidiaries maintain central alarm stations, plants and general offices in various cities in the United States, Canada, the United Kingdom and Colombia. At December 31, 1997, the physical security services unit occupied approximately 294 branch and satellite offices, all but one of which were leased. At December 31, 1997, the electronic security services unit operated 12 central stations, of which 5 were leased, 28 additional branch and headquarters offices, 11 of which were owned and 48 additional satellite offices, all of which were leased. The Company leases approximately 57,000 square feet of office space in Chicago, Illinois for its executive offices. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

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

     As of December 31, 1996, Centaur's total liabilities were $166.9 million and its deficit in net worth was $84.4 million, according to financial statements submitted on behalf of the Illinois Director of Insurance. Such financial statements were presented on a liquidating basis with assets carried at their market value or estimated realizable value and liabilities for direct insurance based on estimates of Centaur's potential exposure and liabilities for reinsurance based on the amount of the reinsurer's claim. Although Centaur is a subsidiary of the Company, the Company does not operate Centaur and has no responsibility for, nor does it participate in the preparation of, such financial statements. Centaur's financial results, assets and liabilities are not reflected in the Company's financial statements.

     In June 1988, the Insurance Commissioner of the State of California as trustee of Mission Insurance Trust and four other affiliated insurance companies filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and certain of its current and former subsidiaries alleging damages resulting from the failure of Centaur to satisfy its reinsurance obligations. This lawsuit alleges damages to plaintiff, as Trustee of Mission Insurance Company, Mission National Insurance Company, Enterprise Insurance Company, Holland-America Insurance Company and Mission Reinsurance Corporation, based on (i) conduct justifying piercing the corporate veil, (ii) fraud and (iii) negligent misrepresentation. The complaint was amended in 1989 to add 11 former officers and directors of the Company's current and former subsidiaries as defendants and to allege additional causes of action based on (i) breach of fiduciary duty and imposition of personal liability, (ii) fraudulent conveyance, (iii) constructive trust and (iv) conspiracy. Subsequently, seven of the 11 individual defendants were dismissed from the lawsuit. The complaint was amended again in 1995 to allege additional causes of action based on negligence and breach of the covenant of good faith and fair dealing. Plaintiff seeks judgment in excess of $100 million for current losses, future losses and other damages and also seeks punitive damages. In 1992, the Centaur rehabilitator filed a motion to intervene and dismiss the complaint on the grounds that the plaintiff lacked standing and that its claims were not ripe for adjudication. The motion is pending.

     The parties have agreed to split the trial into two phases; the first phase was to address liability issues and the second phase was to address damages issues. The liability phase of the trial was held in 1996. The court requested post-trial briefs and set a schedule for closing arguments. Before hearing closing arguments, the presiding judge declared a mistrial and recused himself from the case. A new judge has been assigned to the case and a new trial to address liability issues is scheduled to be held in 1998. The Company intends to defend this lawsuit vigorously.

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

     Based on currently available information, the Company believes that none of these matters individually or in the aggregate will have a material adverse affect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in its financial statements in the aggregate amount of approximately $7 million (relating to environmental matters with respect to discontinued operations of the Company). While estimates of liability for environmental matters can vary over time due to, among other things, changes in laws, technology or available information, the Company believes that such provisions for indicated environmental liabilities have been established on a basis consistent with generally accepted accounting principles.

     Borg-Warner Automotive

     The Company has requested that its former subsidiary, Borg-Warner Automotive, Inc., indemnify it against certain past and future costs relating to environmental and financing liabilities associated with certain former automotive operations. At December 31, 1997 such past costs were approximately $3.5 million. Borg-Warner Automotive has contested its indemnification obligation with respect to such liabilities, and the parties submitted the dispute to binding arbitration. In November 1997, the arbitrator found in favor of the Company. In February 1998, an appellate panel upheld the arbitration award.

     Separately, in January 1998, Borg-Warner Automotive filed suit in Circuit Court of Cook County, Illinois against the Company, Merrill Lynch Capital Partners, Inc. and certain current and former directors, officers and employees of the Company. The lawsuit seeks declaratory, injunctive and other equitable relief, and for the recovery of assets, losses and unspecified compensatory and punitive damages arising from alleged fraudulent misrepresentations, breaches of fiduciary duties, breaches of contract and civil conspiracy relating to the 1993 spin-off of Borg-Warner Automotive to the Company's stockholders. The Company intends to defend this lawsuit vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1997.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

     As of March 6, 1998, there were approximately 161 holders of record of Common Stock.

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

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter during 1996 and 1997 were:

              Quarter ended     High        Low
              -------------     ----        ---

1996          March 31          $12 3/4     $10 1/4
              June 30            13 1/8       9 5/8
              September 30        9 7/8       8 1/4
              December 31        11 3/8       9 3/8

1997          March 31          $15 1/8     $10 1/8
              June 30            18          13 3/4
              September 30       19 9/16     16 1/8
              December 31        19 3/4      15 1/4

Item 6.   Selected Financial Data

     The selected financial data for the five years ended December 31, 1997, with respect to the following line items shown under the "Consolidated Statistical Review" (set forth on page 14) in the Annual Report is incorporated herein by reference and made a part of this report: net service revenues; earnings (loss) from continuing operations; earnings (loss) from continuing operations per share; total assets and total debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations (set forth on pages 16 through 18) in the Annual Report are incorporated herein by reference and made a part of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Inapplicable.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company (set forth on pages 19 through 34) in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1997 and 1996 is set forth in Note 15 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Inapplicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to directors and nominees for election as directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors" on pages 2 and 3 of the Company's proxy statement for the 1998 annual meeting of stockholders. Information with respect to executive officers of the Company is set forth in part I of this report. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 11.  Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" on pages 7 through 9, and "Compensation of Directors" on pages 4 and 5, of the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's common stock, by directors and nominees for director of the Company and by all directors and executive officers of the Company as a group is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 5 and 6 of the Company's proxy statement for the 1998 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on pages 12 and 13 of the Company's proxy statement for the 1998 annual meeting of stockholders.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth on pages 19 through 34 of the Annual Report, and the Independent Auditors' Report, set forth on page 35 of the Annual Report, are incorporated herein by reference:

          Consolidated Statement of Operations--three years ended December 31, 1997

          Consolidated Balance Sheet--December 31, 1997 and 1996

          Consolidated Statement of Cash Flows--three years ended December 31, 1997

          Consolidated Statement of Shareholders' Equity--three years ended December 31, 1997

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

     (b)       Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1997.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Borg-Warner Security Corporation

We have audited the consolidated financial statements of Borg-Warner Security Corporation (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Borg-Warner Security Corporation listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
    ---------------------
    DELOITTE & TOUCHE LLP


Chicago, Illinois
February 3, 1998

                                                                     SCHEDULE II
                       BORG-WARNER SECURITY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 ($ MILLIONS)


COLUMN A                           COLUMN B            COLUMN C             COLUMN D      COLUMN E
--------                          ----------    -----------------------    ----------    ----------
Years Ended December 31,                           (1)          (2)
                                  Balance at    Charged to   Charged to                  Balance at
                                  Beginning     Costs and      Other                      Close of
Description                       of Period      Expenses     Accounts     Deductions      Period
-----------                       ---------     ----------   ----------    ----------    ----------
1995
Allowance for Doubtful Accounts        $7.4           $4.4         $2.3          $7.3          $6.8
                                  =========     ==========   ==========    ==========    ==========
1996
Allowance for Doubtful Accounts        $6.8           $2.7         $3.1          $6.3          $6.3
                                  =========     ==========   ==========    ==========    ==========
1997
Allowance for Doubtful Accounts        $6.3           $1.8         $3.5          $6.7          $4.9
                                  =========     ==========   ==========    ==========    ==========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORG-WARNER SECURITY CORPORATION


By /s/ J. Joe Adorjan
  --------------------------------------------
J. Joe Adorjan
Chairman of the Board, Chief Executive Officer
and President

Date: March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this day of March 20, 1998.

Signature                                Title
---------                                ------
/s/ J. Joe Adorjan                       Chairman of the Board, Chief Executive
--------------------------------         Officer and President and Director (Principal
J. Joe Adorjan                           Executive Officer)


/s/ Timothy M. Wood                      Vice President, Finance
--------------------------------         (Principal Financial and Accounting Officer)
Timothy M. Wood


/s/ James J. Burke, Jr.                  Director
--------------------------------
James J. Burke, Jr.


/s/ Albert J. Fitzgibbons, III           Director
--------------------------------
Albert J. Fitzgibbons, III


/s/ Arthur F. Golden                     Director
--------------------------------
Arthur F. Golden

/s/ Dale W. Lang                         Director
________________________________
Dale W. Lang


/s/ Robert A. McCabe                     Director
--------------------------------
Robert A. McCabe


/s/ Andrew McNally IV
--------------------------------
Andrew McNally IV                        Director


/s/ Alexis P. Michas                     Director
--------------------------------
Alexis P. Michas


/s/ H. Norman Schwarzkopf                Director
--------------------------------
H. Norman Schwarzkopf


/s/ Donald C. Trauscht                   Director
--------------------------------
Donald C. Trauscht

                                 EXHIBIT INDEX

Exhibit
Number                              Document Description
-------                             --------------------
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

  *4.1 Credit Agreement dated as of March 24, 1997 among the Company, the lenders party thereto and the agents named therein (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No.
           333-26573).

  *4.2 Indenture dated as of April 1, 1986 by and between Borg-Warner and Harris Trust and Savings Bank, entered into in connection with the registration of up to $150,000,000 of Debt Securities and Warrants to Purchase Debt Securities for issuance under a shelf registration on Form S-3 (incorporated by reference to Registration Statement No. 33-
           4670).

  *4.3     Indenture dated as of May 3, 1993 by and between the Company and The
           First National Bank of Chicago (incorporated by reference to Exhibit
           4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993).

  *4.4 Indenture dated as of March 24, 1997 by and between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-26573).

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

Exhibit
Number                              Document Description
-------                             --------------------
 +10.3     Borg-Warner Security Corporation 1993 Stock Incentive Plan, conformed to include amendments thereto.

 +10.4 Borg-Warner Security Corporation Performance Share Plan, conformed to include amendments thereto.

 +10.5     Borg-Warner Security Corporation Executive Officer Incentive Plan.

+*10.6     Employment Agreement dated as of March 28, 1995 for J.J. Adorjan
           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1995).

 +10.7     Amendment to Employment Agreement dated as of September 5, 1997 for
           J.J. Adorjan.

 +10.8 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and J.J. Adorjan.

 +10.9     Employment Agreement dated September 5, 1997 for J.D. O'Brien.

 +10.10 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and J.D. O'Brien.

 +10.11    Employment Agreement dated September 5, 1997 for T.M. Wood.

 +10.12 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and T.M. Wood.

+*10.13    Borg-Warner Security Corporation Retirement Savings Excess Benefit
           Plan, as amended and restated through January 1, 1995 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994).

+*10.14    Borg-Warner Security Corporation Supplemental Benefits Compensation
           Program (incorporated by reference to Exhibit 10.10 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1994).

 *10.15    Consulting Agreement dated as of September 1, 1993 between the
           Company and H. Norman Schwarzkopf (incorporated by reference to
           Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

Exhibit
Number                              Document Description
-------                             --------------------
 *10.16    Contribution Agreement dated as of November 28, 1996 by and among the
           Company, Wells Fargo Armored Service Corporation, Loomis-Wells
           Corporation (now known as Loomis, Fargo & Co.), Loomis Holding
           Corporation and Loomis Stockholders Trust (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
           February 7, 1997.

  13       Portions of the 1997 Annual Report to Stockholders.

  21       Subsidiaries of the Company.

  23       Consent of Deloitte & Touche LLP.

  27       Financial Data Schedule.

  99       Cautionary Statement.

--------
     *    Incorporated by reference.
     + Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).