Form 10-Q
period 1998-03-31
BORG WARNER SECURITY CORP
filed 1998-05-14
CIK 817945

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT


                        Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1998
                         Commission file number: 1-5529


                       BORG-WARNER SECURITY CORPORATION
            ------------------------------------------------------
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

On April 30, 1998 the registrant had 23,398,458 shares of Common Stock outstanding.

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                MARCH 31, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheet
              at March 31, 1998 and December 31, 1997.......................   2
             Consolidated Statement of Operations for
              the Three Months Ended March 31, 1998 and 1997................   3
             Condensed Consolidated Statement of Cash Flows for
              the Three Months Ended March 31, 1998 and 1997................   4
             Notes to the Consolidated Financial Statements.................   5
             Pro Forma Financial Information................................  10

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................  13


PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings..............................................  16

   Item 2.   Changes in Securities..........................................  16

   Item 3.   Defaults Upon Senior Securities................................  16

   Item 4.   Submission of Matters to a Vote of Security Holders............  16

   Item 5.   Other Information..............................................  16

   Item 6.   Exhibits and Reports on Form 8-K...............................  16


SIGNATURES..................................................................  17

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)

ASSETS                                                 March 31, 1998  December 31, 1997
------                                                 --------------  -----------------
    Cash and cash equivalents                                  $ 11.8             $  8.0
    Receivables, net                                             18.6               18.5
    Other current assets                                         63.2               67.3
                                                               ------             ------
        Total current assets                                     93.6               93.8

    Property, plant and equipment, at cost                       38.0               37.4
        Less accumulated depreciation                            22.4               22.3
                                                               ------             ------
    Net property, plant and equipment                            15.6               15.1

    Net excess purchase price over net assets acquired          112.3              114.6
    Deferred tax asset, net                                      47.9               40.5
    Net assets of discontinued operations                       312.9              327.0
    Other assets                                                 34.3               34.9
                                                               ------             ------
       Total assets                                            $616.6             $625.9
                                                               ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    Notes payable                                              $  2.5             $  1.2
    Accounts payable and accrued expenses                       109.4              119.6
                                                               ------             ------
       Total current liabilities                                111.9              120.8

   Long-term debt                                               353.8              337.5
   Other long-term liabilities                                  100.7              102.6

   Capital stock:
       Common stock                                               0.2                0.2
       Series I non-voting common stock                            --                 --
   Other shareholders' equity                                    50.0               64.8
                                                               ------             ------
       Total shareholders' equity                                50.2               65.0
                                                               ------             ------
       Total liabilities and shareholders' equity              $616.6             $625.9
                                                               ======             ======

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                      Three Months Ended March 31,
                                                      -----------------------------
                                                       1998                   1997
                                                      ------                 ------
Net service revenues                                  $318.6                 $326.4

Cost of services                                       269.1                  275.0
Selling, general and administrative expenses            35.7                   37.2
Depreciation                                             1.0                    1.6
Other expense (income), net                              2.4                   (0.1)
Interest expense and finance charges                     4.2                    5.3
                                                      ------                 ------

   Earnings before income taxes                          6.2                    7.4

Provision for income taxes                               2.3                    1.7
                                                      ------                 ------

   Earnings from continuing operations                   3.9                    5.7

 Loss from discontinued operations, net of             (19.1)                  (1.7)
  income taxes
                                                      ------                 ------
   Net earnings (loss)                                $(15.2)                $  4.0
                                                      ======                 ======

Earnings (loss) per common share--basic:
   Continuing operations                              $ 0.17                 $ 0.24
   Discontinued operations                             (0.81)                 (0.07)
                                                      ------                 ------
Net earnings (loss) per share                         $(0.64)                $ 0.17
                                                      ======                 ======

Earnings (loss) per common share--diluted:
   Continuing operations                              $ 0.16                 $ 0.24
   Discontinued operations                             (0.79)                 (0.07)
                                                      ------                 ------
Net earnings (loss) per share                         $(0.63)                $ 0.17
                                                      ======                 ======

Comprehensive earnings:
Net earnings (loss)                                   $(15.2)                $  4.0
Other comprehensive earnings (loss) :
   Currency translation adjustment, net of tax ($0.2
   expense in 1998 and $0.2 benefit in 1997)             0.6                   (0.5)
                                                      ------                 ------
   Comprehensive earnings (loss)                      $(14.6)                $  3.5
                                                      ======                 ======

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (In millions of dollars)

                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                        1998                    1997
                                                                       ------                  -------
OPERATING:
Continuing Operations:
Earnings from continuing operations                                    $  3.9                  $   5.7
Adjustments to reconcile net earnings to net cash
    provided by continuing operations:
      Non-cash charges to earnings:
        Depreciation and amortization                                     3.0                      3.7
        Other, net                                                        0.8                      1.9
      Changes in assets and liabilities:
        Decrease in receivables                                           7.8                      1.0
        Increase in current assets                                       (1.2)                    (7.5)
        Decrease in accounts payable and accrued expense                 (7.6)                   (24.8)
        Net change in other long-term assets and liabilities             (1.2)                     9.7
      Gain on sale of assets of armored services unit                      --                     (2.2)
                                                                       ------                  -------
     Net cash provided by (used in) continuing operations                 5.5                    (12.5)

Discontinued Operations:
Net loss                                                                (19.1)                    (1.7)
Other cash related to discontinued operations                             6.6                      4.0
                                                                       ------                  -------
     Net cash (used in) provided by discontinued operations             (12.5)                     2.3
                                                                       ------                  -------
     Net cash used in operating activities                               (7.0)                   (10.2)
                                                                       ------                  -------

INVESTING:
     Capital expenditures                                                (1.6)                    (0.8)
     Proceeds from sale of assets of armored services unit                 --                     99.7
     Other, net                                                          (2.2)                     0.3
                                                                       ------                  -------
     Net cash (used in) provided by investing activities                 (3.8)                    99.2
                                                                       ------                  -------

FINANCING:
     Increase (decrease) in notes payable                                 1.3                     (0.1)
     Increase (decrease) in debt outstanding under revolving credit
       facility                                                          16.3                    (15.9)
     Decrease in receivables sold                                        (3.2)                    (5.3)
     Issuance of long-term debt                                            --                    125.0
     Retirement of long-term debt                                        (0.2)                  (197.8)
     Sales of treasury common stock                                        --                      0.5
     Other, net                                                           0.4                      0.8
                                                                       ------                  -------
     Net cash provided by (used in) financing activities                 14.6                    (92.8)
                                                                       ------                  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      3.8                     (3.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          8.0                     15.4
                                                                       ------                  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 11.8                  $  11.6
                                                                       ======                  =======

  (The accompanying notes are an integral part of these financial statements)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

  (2) The allowance for doubtful accounts was $4.0 million at March 31, 1998 and December 31, 1997, respectively. The accumulated amortization on excess purchase price over net assets acquired was $50.9 million at March 31, 1998 and $48.9 million at December 31, 1997.

The Company has an agreement under which it sells a revolving pool of trade accounts receivable to a special purpose subsidiary of the Company. At March 31, 1998 and December 31, 1997 the subsidiary had purchased $142.3 million and $150.8 million of such accounts receivable, respectively. The subsidiary sells up to $120 million of undivided interests in such accounts receivable. The difference represents the interest retained by the Company which is considered an interest in a security and has been included in "Other current assets." The fair value of the retained interest approximates its carrying value due to the short-term nature of the receivables. Also included in "Other current assets" is $22.9 million and $17.6 million at March 31, 1998 and December 31, 1997, respectively, representing interest-bearing cash deposits held in trust under the terms of the agreement. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. The Company's retained interests in the receivables and cash deposits are generally restricted.

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                                1998          1997
                                               -----         -----

            Interest paid                      $10.2         $10.2
            Income taxes paid (refunded)        (2.9)          1.2

  (3) On January 24, 1997, the Company's armored security services unit entered into a business combination with Loomis Armored. The combined company, known as Loomis, Fargo & Co., is owned 51 percent by the former Loomis shareholders and 49 percent by the Company. The business combination impacts the comparison of the Company's first quarter 1998 results to prior periods because the armored services unit was included in the Company's results of operations for only 23 days in 1997. In the first quarter of 1997, Armored security revenues were $15.3 million and operating profit was $0.9 million.

The Company accounts for its interest in Loomis, Fargo as a 49% owned equity investment. The Company's share of losses for the first quarter of 1998 was $0.4 million compared with a net gain of $2.2 million for the first quarter of 1997. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

  (4) According to Accounting Principles Board No. 30 "Accounting for Discontinued Operations," the assets, liabilities, results of operations and cash flows of both the electronic security and courier services units have been segregated and reported as discontinued operations for all periods presented. As of March 31, 1998, the net assets of the discontinued operations consist mainly of customer receivables, property plant and equipment and accounts payable.

  On April 20, 1998, the Company announced that it has signed a definitive agreement for the sale of its Wells Fargo Alarm business to ADT Security Services, a subsidiary of Tyco International, Ltd. ADT will purchase the stock of Wells Fargo Alarm for approximately $425 million in cash. The Company expects that the net cash proceeds of this transaction will be used primarily to repay outstanding debt. The transaction, subject to certain customary closing conditions and government approvals, is expected to be completed near the end of the second quarter of 1998.

In connection with the sale of Wells Fargo Alarm, the Company anticipates recording charges relating to the repayment of outstanding debt, the restructuring of certain administrative activities, and other matters. The Company expects that these charges, together with the $15.9 million charge related to courier services unit discussed below, will largely offset an expected after-tax gain of approximately $45 million from the sale of the electronic security unit.

The following table summarizes the income statement of the discontinued electronic security unit:

                                            Three Months Ended March 31,
                                            ----------------------------
                                             1998                  1997
                                            ------                ------
(millions of dollars, except per share)
Net service revenues                        $ 58.8                $ 56.0
                                            ======                ======

Loss from operations before taxes           $ (5.1)               $ (2.2)
Income tax benefit                             1.9                   0.5
                                            ------                ------
Loss from the electronic security
    operations                              $ (3.2)               $ (1.7)
                                            ======                ======

Loss per common share- diluted              $(0.13)               $(0.07)

  As of September 30, 1996, the Company's courier services unit has been treated as a discontinued operation. Net service revenues for the first quarter of 1998 and 1997 were $33.7 million and $34.1 million, respectively. Loss from operations for the three months ended March 31, 1998 and 1997 was $1.7 million (net of $1.0 million tax benefit) and $1.6 million (net of $0.9 million tax benefit), respectively. The Company recorded an after-tax charge of $15.9 million (net of $11.9 million tax benefit) in the first quarter of 1998 to adjust its net investment in this business and to provide for additional anticipated costs, including losses through the closing date. Previously, it was announced that the Company had reached an agreement with The Heico Companies LLC for the sale of Pony Express Delivery Services, Inc. However, the transaction was not consummated. Subsequently, the Company reached an agreement with another buyer for the sale of Pony Express Delivery Services, Inc. Such agreement is subject to certain customary closing conditions, including a financing contingency. It is anticipated that, subject to satisfaction of such conditions, the transaction will be completed sometime in the second quarter of 1998.

  (5) The Company's provisions for income taxes for the three months ended March 31, 1998 and 1997 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

  (6) The following tables summarize the capitalization of the Company at March 31, 1998 and December 31, 1997 (millions of dollars):

                                                           March 31,              December 31,
                                                             1998                     1997
                                                       -----------------        ----------------
DEBT                                                               Long-                   Long-
                                                       Current     Term         Current    Term
                                                       -------    ------       --------   ------
9-1/8% senior subordinated notes (face amount of
 $150 million due 2003)                                     --    $149.4             --   $149.2

9-5/8% senior subordinated notes (face amount of
 $125 million due 2007)                                     --     124.2             --    124.2

Bank revolving credit loan due through 1999 (at
 an average rate of 7.7% in 1998 and 7.9% in
 1997; and 7.5% at March 31, 1998)                          --      80.2             --     63.9

Capital lease liability (at an average rate of
 9.3% in 1998 and 9.2% in 1997; and 9.3% at March
 31, 1998)                                                  --        --            0.1       --

Unsecured notes (at an average rate of 8.7% in
 1998 and 7.6% in 1997; and 8.7% at March 31,
 1998)                                                     2.5        --            1.1      0.2
                                                          ----    ------           ----   ------

Total notes payable and long-term debt                    $2.5    $353.8           $1.2   $337.5
                                                          ====    ======           ====   ======

SHAREHOLDERS' EQUITY                               March 31,    December 31,
(millions of dollars)                                 1998          1997
                                                   ---------    ------------
Common stock                                           $ 0.2           $ 0.2
Capital in excess of par value                          30.6            30.8
Retained earnings                                       26.5            41.7
Accumulated comprehensive earnings                       0.6              --
                                                       -----           -----
                                                        57.9            72.7
Less treasury common stock, 2,506,400 shares in
 1998 and 1997, at cost                                 (7.7)           (7.7)
                                                       -----           -----
   Total shareholders' equity                          $50.2           $65.0
                                                       =====           =====

CAPITAL STOCK--NUMBER OF SHARES                    March 31,    December 31,
(thousand of shares)                                 1998           1997
                                                   ---------    ------------
Common stock $.01 par value:
   Authorized                                       50,000.0        50,000.0
   Issued                                           23,402.9        23,362.8
   Outstanding                                      23,366.9        23,326.8

Series I non-voting common stock, $.01 par value:
   Authorized                                       25,000.0        25,000.0
   Issued                                            2,720.0         2,720.0
   Outstanding                                         249.6           249.6

Preferred stock, $.01 par value:
   Authorized                                        5,000.0         5,000.0
   Issued and Outstanding                                 --              --

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

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $7 million (relating to environmental matters with respect to discontinued operations of the Company).

The Company has requested that its discontinued automotive subsidiary, Borg-Warner Automotive, indemnify it against certain past and future costs relating to environmental and financing liabilities associated with certain former automotive operations. At March 31, 1998 such past costs were approximately $3.6 million. Borg-Warner Automotive has contested its indemnification obligation with respect to such liabilities. The parties submitted the dispute to binding arbitration. In November 1997, the arbitrator found in favor of the Company. In February 1998, an appellate panel upheld the arbitration award. In April 1998, the arbitration panel ruled that the Company was entitled to prejudgment interest. It directed the Company and Borg-Warner Automotive to submit documents and materials in order for the panel to fix the amount of liquidated damages and for its assessment of prejudgment and post-judgment interest. Separately, in January 1998, Borg-Warner Automotive filed suit against the Company raising the same issues asserted in the arbitration and other issues related to the 1993 spin-off of Borg-Warner Automotive. The lawsuit seeks specific performance, equitable relief and unspecified compensatory and punitive damages. In May 1998, Borg-Warner Automotive amended its complaint to delete certain individuals as defendants.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (8) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This statement requires comprehensive income, also known as comprehensive earnings, to be disclosed on the face of the financial statements. Comprehensive earnings is net earnings plus or minus any adjustments to the equity section on the balance sheet other than retained earnings and any stock related transactions. The accumulated comprehensive earnings balances as of March 31, 1998 and December 31, 1997 were $0.6 million and zero, respectively. The $0.6 million balance at March 31, 1998 consist solely of the currency translation adjustment.


                        PRO FORMA FINANCIAL INFORMATION
                                  (UNAUDITED)

The following unaudited Pro Forma Financial Information has been prepared as a result of the agreement on April 17, 1998 to sell the Company's electronic security services unit. The Pro Forma Financial Information is based on the historical financial statements of the Company and gives effect to (i) the disposition of substantially all of the assets and liabilities of the electronic security unit and other adjustments related to the transaction and (ii) the application of the net proceeds received by the Company to repay certain indebtedness. The accompanying Pro Forma Consolidated Statement of Operations for the quarter ended March 31, 1998 and 1997 gives effect to the transaction as if it had been consummated on January 1, 1997. The Pro Forma Consolidated Balance Sheet at March 31, 1998 is presented giving effect to the transaction as if it had been consummated on March 31, 1998.

The Company expects that the net cash proceeds of approximately $360 million, after taxes and related transactions, from the sale of its electronic security unit will be used primarily to repay outstanding debt.

The accompanying Pro Forma Financial Information is intended for informational purposes only and is not necessarily indicative of the future results of operations or financial position of the Company had the transactions described above occurred on the indicated dates or been in effect for the periods presented.

The Pro Forma Financial Information and the accompanying notes should be read in conjunction with the historical Consolidated Financial Statements of the Company, including the related notes thereto.

Pro Forma Consolidated Statement of Operations (Unaudited)
(millions of dollars, except per share)

                                                                  Quarter Ended March 31, 1998
                                                         ---------------------------------------------
                                                                           Pro Forma
                                                           Historical     Adjustments      Pro Forma
                                                         ---------------------------------------------
Net service revenues                                            $318.6       --                $318.6
Cost of services                                                 269.1       --                 269.1
Selling, general and administrative expenses                      35.7     (0.7) (a)             35.0
Depreciation                                                       1.0       --                   1.0
Other expense (income), net                                        2.4       --                   2.4
Interest expense and finance charges                               4.2     (2.4) (b)              1.8
                                                         ---------------------------------------------

   Earnings before income taxes                                    6.2      3.1                   9.3

Provision for income taxes                                         2.3      1.3  (c)              3.6
                                                         ---------------------------------------------

   Earnings from continuing operations                           $ 3.9     $1.8                 $ 5.7
                                                         =============================================

Earnings per share from continuing
 operations-diluted:                                             $ 0.16    $0.08                $ 0.24


                                                                   Quarter Ended March 31, 1997
                                                        -----------------------------------------------
                                                                            Pro Forma
                                                           Historical      Adjustments       Pro Forma
                                                        -----------------------------------------------
Net service revenues                                            $326.4         --               $326.4
Cost of services                                                 275.0         --                275.0
Selling, general and administrative expenses                      37.2       (0.7) (a)            36.5
Depreciation                                                       1.6         --                  1.6
Other expense (income), net                                       (0.1)        --                 (0.1)
Interest expense and finance charges                               5.3       (2.4) (b)             2.9
                                                        -----------------------------------------------

   Earnings before income taxes                                    7.4        3.1                 10.5

Provision for income taxes                                         1.7        1.3  (c)             3.0
                                                        -----------------------------------------------

   Earnings from continuing operations                          $  5.7      $ 1.8               $  7.5
                                                        ===============================================

Earnings per share from continuing
 operations-diluted:                                            $  0.24     $0.08               $ 0.32



Notes to Pro Forma Consolidated Statement of Operations

(a) To reflect the anticipated cost reductions due to organizational streamlining and improved facility utilization, made possible from the electronic security unit sale.
(b) To reflect the interest reductions which follow the assumed debt retirement.
(c)  To reflect the tax effect of (a) and (b).

Pro Forma Consolidated Balance Sheet (Unaudited)

                                                                        March 31, 1998
                                                           -------------------------------------------
                                                                             Pro Forma            Pro
ASSETS                                                     Historical       Adjustments          Forma
------------------------------------                       ----------       -----------         ------
    Cash and cash equivalents                                  $ 11.8       $  3.4              $ 15.2
    Receivables, net                                             18.6                             18.6
    Other current assets                                         63.2                             63.2
                                                           -------------------------------------------
        Total current assets                                     93.6          3.4                97.0

    Property, plant and equipment, at cost                       38.0                             38.0
        Less accumulated depreciation                            22.4                             22.4
                                                           -------------------------------------------
    Net property, plant and equipment                            15.6                             15.6

    Net excess purchase price over net
     assets acquired                                            112.3                            112.3
    Deferred tax asset, net                                      47.9         (4.8) (b)           43.1
    Net assets of discontinued operations                       312.9       (312.9) (a)             --
    Other assets                                                 34.3         (7.8) (c)           26.5
                                                           -------------------------------------------
       Total assets                                            $616.6       (322.1)             $294.5
                                                           ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
    Notes payable                                              $  2.5                           $  2.5
    Accounts payable and accrued expenses                       109.4                            109.4
                                                           -------------------------------------------
       Total current liabilities                                111.9                            111.9

   Long-term debt                                               353.8       (353.8) (c)             --
   Other long-term liabilities                                  100.7         17.5  (d)          118.2

   Capital stock:
       Common stock                                               0.2                              0.2
       Series I non-voting common stock                            --                               --
   Other shareholders' equity                                    50.0         14.2                64.2
                                                           -------------------------------------------
       Total shareholders' equity                                50.2         14.2                64.4
                                                           -------------------------------------------
       Total liabilities and shareholders' equity              $616.6       (322.1)             $294.5
                                                           ===========================================

Notes to Pro Forma Consolidated Balance Sheet

(a)  To eliminate the net assets of the electronic security unit.
(b) To reflect the impact of the sale of the electronic security unit on deferred income taxes, including the utilization of available tax credits.
(c) To eliminate debt assumed to be retired from transaction proceeds and the write-off of related deferred loan fees.
(d) To reflect the reserve for anticipated charges which will result after the disposition.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On January 24, 1997, the Company's armored services unit entered into a business combination with Loomis Armored. The combined company, known as Loomis, Fargo & Co., is owned 51 percent by the former Loomis shareholders and 49 percent by the Company. The Company accounts for its investment in Loomis, Fargo under the equity method. The business combination impacts the comparison of the Company's first quarter 1998 results to prior periods because the armored unit was included in the Company's results of operations for only 23 days in 1997.

On April 20, 1998, the Company announced that it has signed a definitive agreement for the sale of its Wells Fargo Alarm business to ADT Security Services, a subsidiary of Tyco International, Ltd. ADT will purchase the stock of Wells Fargo Alarm for approximately $425 million in cash. The Company expects that the net cash proceeds of this transaction will be used primarily to repay outstanding debt. The transaction, subject to certain customary closing conditions and government approvals, is expected to be completed near the end of the second quarter of 1998.

In connection with the sale of Wells Fargo Alarm, the Company anticipates recording charges relating to the repayment of outstanding debt, the restructuring of certain administrative activities and other matters. The Company expects that these charges, together with a $15.9 million provision to reduce the investment in Pony Express Delivery Services, Inc., will largely offset an expected after-tax gain of approximately $45 million from the sale of the Alarm business.

Consolidated net service revenues were $318.6 million and $326.4 million for the three months ended March 31, 1998 and 1997, respectively. Excluding the armored services unit, physical security services revenues for the three months ended March 31, 1998 compared to 1997 increased 2.4% to $318.6 million from $311.1 million. Physical security services revenues increased primarily from improvements in pricing.


The net service revenues were as follows (in millions of dollars):

                                           Three Months Ended
                                                March 31,
                                          -------------------
                                           1998         1997
                                          ------       ------
Physical security services                $318.6       $311.1
Armored security services                     --         15.3
                                          ------       ------
    Net service revenues                  $318.6       $326.4
                                          ======       ======

Costs and Expenses

Cost of services, as a percentage of revenues, increased from 84.3% to 84.5% for the first quarter of 1998 compared to 1997. Gross profit margins, as a percentage of revenues, decreased from 15.7% to 15.5% for the same period.

Selling, general and administrative expenses were $35.7 million and $37.2 million for the three months ended March 31, 1998, and 1997, respectively. Excluding the impact of Loomis, Fargo, spending was essentially flat from a year ago. As a percent of net sales, such expenses were 11.2% and 11.4% for the three months ended March 31, 1998 and 1997, respectively. The decrease in 1998 as a percent of sales was mainly due to increased cost controls at the physical services business.

Depreciation expense for the three months ended March 31, 1998 compared to 1997
decreased 37.5% to $1.0 million from $1.6 million.   The decrease is primarily
due to the Loomis, Fargo combination.


Interest Expense and Finance Charges

Interest expense for the three months ended March 31, 1998 compared to the same period in 1997 decreased 20.8% to $4.2 million from $5.3 million, respectfully. Because the net assets of the discontinued operations increased from 50.5% to 61.5% of total assets from March 31, 1997 and 1998, the interest allocated to the discontinued operations increased from $5.3 million to $6.6 million.


Earnings from Continuing Operations

Earnings from continuing operations were $3.9 million and $5.7 million for the three months ended March 31, 1998 and 1997, respectively. The decrease was primarily due to the $2.2 million gain on the Loomis, Fargo merger in 1997. Overall, the Loomis, Fargo income contribution decreased, $2.6 million from 1997.


Cash Flow

The Company generated cash flow from continuing operations of $5.5 million for the first quarter of 1998 and used $12.5 million for the first quarter of 1997. Capital expenditures totaled $1.6 million and $0.8 million for the first three months of 1998 and 1997, respectively.


Liquidity

Total debt increased to $356.3 million at March 31, 1998 from 338.7 million at December 31, 1997, an increase of $17.6 million. The increase resulted primarily from funding discontinued operations, other reserve payments and to a certain extent higher working capital associated with the timing of year-end payrolls.

On March 24, 1997, the Company completed a refinancing pursuant to which it issued $125 million principal amount 9 5/8% senior subordinated notes due in 2007 and replaced its existing term loan, revolving credit and letter of credit facilities with a new revolving credit facility with up to $155 million letter of credit availability subject to an overall limit on the aggregate amount outstanding under both facilities of $285 million. The new credit facility matures on March 31, 2002 with mandatory semiannual reductions in the total commitments totaling $10 million in 1999, $20
million in 2000 and $30 million in 2001.   At March 31, 1998,  $80.2 million was
outstanding under the revolving credit facility and letters of credit totaling $110.8 million were issued and outstanding.

The Company has an accounts receivable facility providing for the sale of a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at March 31, 1998 and December 31, 1997 included interest bearing cash deposits of $22.9 million and $17.6 million, respectively, that were held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool. The facility matures in the fourth quarter of 1998, and the Company presently intends to replace the facility with a similar facility.

The Company's intention to sell its electronic security services subsidiary for cash proceeds of $425 million to ADT Security Services could significantly alter the capital structure of the Company. After-tax proceeds are anticipated to be used primarily for debt reduction. Absent this transaction, the Company believes that cash generated from future operations and capital resources will enable it to maintain its current level of operations and its planned operations for the foreseeable future. The Company has initiated programs to review its computer systems and applications for compatibility with the year 2000. Expenditures specifically related to modifications for year 2000 compatibility are not expected to be material.

As discussed more fully in Note 7 of the Notes to Consolidated Financial Statements, various complaints seeking substantial dollar amounts have been filed against the Company. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceeding.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Centaur Insurance Company ("Centaur"), the Company's discontinued property and casualty insurance subsidiary, has been operating under rehabilitation since 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise Centaur's liabilities at an aggregate level that is not in excess of its assets. The foregoing has resulted in one pending lawsuit against the Company for recovery of alleged damages incurred as a result of Centaur's failure to satisfy its reinsurance obligations. After conducting the liability phase of the trial but before hearing closing arguments, the presiding judge declared a mistrial and recused himself from the proceedings. A tentative new trial date has been set for July 20, 1998. The Company intends to defend this lawsuit vigorously.


Item 2.  Changes in Securities
         Inapplicable.


Item 3.  Defaults Upon Senior Securities
         Inapplicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         None.


Item 5.  Other Information
         None.


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:
             27-Financial Data Schedule.

         (b) Reports on Form 8-K:
             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Borg-Warner Security Corporation
                 ---------------------------------------------
                                 (Registrant)



                           By /s/ Timothy M. Wood
                 ---------------------------------------------
                                  (Signature)

                                Timothy M. Wood

                            Vice President, Finance

                 (Principal Financial and Accounting Officer)







Date: May 15, 1998