Form 10-Q
period 1998-06-30
BORG WARNER SECURITY CORP
filed 1998-08-14
CIK 817945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1998
                        Commission file number: 1-5529


                       BORG-WARNER SECURITY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                       13-3408028
--------------------------------------------                 -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       Incorporation or organization)                        Identification No.)


200 South Michigan Avenue, Chicago, Illinois                        60604
--------------------------------------------                     ----------
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


On July 31, 1998 the registrant had 23,527,153 shares of Common Stock outstanding.

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION
           ---------------------

  Item 1.  Financial Statements

           Consolidated Statement of Operations for
             the Three Months Ended June 30, 1998 and 1997................     2
           Consolidated Statement of Operations for
             the Six Months Ended June 30, 1998 and 1997..................     3
           Condensed Consolidated Balance Sheet
             at June 30, 1998 and December 31, 1997.......................     4
           Condensed Consolidated Statement of Cash Flows for
             the Six Months Ended June 30, 1998 and 1997 .................     5
           Notes to the Consolidated Financial Statements.................     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    12
           Pro Forma Financial Information................................    14

PART II.   OTHER INFORMATION
           -----------------

  Item 1.  Legal Proceedings..............................................    19

  Item 2.  Changes in Securities..........................................    19

  Item 3.  Defaults Upon Senior Securities................................    19

  Item 4.  Submission of Matters to a Vote of Security Holders............    19

  Item 5.  Other Information..............................................    20

  Item 6.  Exhibits and Reports on Form 8-K...............................    20

SIGNATURES................................................................    21

                         PART I. FINANCIAL INFORMATION
                                 ---------------------
                         Item 1. Financial Statements

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                             1998           1997
                                                         ------------   ------------
Net service revenues                                       $ 323.9        $ 317.1
Cost of services                                             273.0          267.0
Selling, general and administrative expenses (Note 2)         50.0           33.7
Depreciation                                                   1.0            1.2
Other expense, net                                             2.1            1.8
Interest expense and finance charges, net                      4.2            3.7
                                                         ------------   ------------
  Earnings (loss) before income taxes                         (6.4)           9.7
Provision (benefit) for income taxes                          (2.4)           4.0
                                                         ------------   ------------
  Earnings (loss) from continuing operations                  (4.0)           5.7
Earnings (loss) from discontinued operations, net
of income taxes (Note 4)                                      39.4           (1.6)
                                                         ------------   ------------
  Earnings before extraordinary item                          35.4            4.1
Extraordinary item:
Loss from early extinguishment of debt (Note 5)               (6.3)           --
                                                         ------------   ------------
  Net earnings                                             $  29.1        $   4.1
                                                         ============   ============

Earnings (loss) per common share - basic:
  Continuing operations                                    $ (0.17)       $  0.24
  Discontinued operations                                     1.68          (0.07)
  Extraordinary item                                         (0.27)           --
                                                         ------------   ------------
  Net earnings                                             $  1.24        $  0.17
                                                         ============   ============

Earnings (loss) per common share - diluted:
  Continuing operations                                    $ (0.16)       $  0.24
  Discontinued operations                                     1.62          (0.07)
  Extraordinary item                                         (0.26)           --
                                                         ------------   ------------
  Net earnings                                             $  1.20         $ 0.17
                                                         ============   ============

Comprehensive earnings: (Note 11)
Net earnings                                               $  29.1         $  4.1
Other comprehensive earnings (loss):
  Currency translation adjustment, net of tax
  ($0.6 benefit in 1998 and $0.2 expense in 1997)             (1.4)           0.5
                                                         ------------   ------------
  Comprehensive earnings                                   $  27.7         $  4.6
                                                         ============   ============

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                  Six Months Ended June 30,
                                                          ---------------------------------------
                                                                  1998                  1997
                                                          -----------------      ----------------
Net service revenues                                                 $642.5                $643.5
Cost of services                                                      542.1                 542.0
Selling, general and administrative expenses  (Note 2)                 85.7                  70.9
Depreciation                                                            2.0                   2.8
Other expense, net                                                      4.5                   1.7
Interest expense and finance charges, net                               8.4                   9.0
                                                          -----------------      ----------------
   Earnings (loss) before income taxes                                 (0.2)                 17.1
Provision (benefit) for income taxes                                   (0.1)                  5.7
                                                          -----------------      ----------------
   Earnings (loss) from continuing operations                          (0.1)                 11.4
Earnings (loss) from discontinued operations, net
of income taxes  (Note 4)                                              20.3                  (3.3)
                                                          -----------------      ----------------
   Earnings before extraordinary item                                  20.2                   8.1
Extraordinary item:
Loss from early extinguishment of debt  (Note 5)                       (6.3)                   --
                                                          -----------------      ----------------
   Net earnings                                                      $ 13.9                $  8.1
                                                          =================      ================

Earnings (loss) per common share--basic:
   Continuing operations                                             $   --                $ 0.48
   Discontinued operations                                             0.87                 (0.14)
   Extraordinary item                                                 (0.27)                   --
                                                          -----------------      ----------------
   Net earnings                                                      $ 0.60                $ 0.34
                                                          =================      ================

Earnings (loss) per common share--diluted:
   Continuing operations                                             $   --                $ 0.48
   Discontinued operations                                             0.83                 (0.14)
   Extraordinary item                                                 (0.26)                   --
                                                          -----------------      ----------------
   Net earnings                                                      $ 0.57                $ 0.34
                                                          =================      ================

Comprehensive earnings:  (Note 11)
Net earnings                                                         $ 13.9                $  8.1
Other comprehensive earnings (loss):
   Currency translation adjustment, net of tax
   ($0.3 benefit in 1998)                                              (0.8)                   --
                                                          -----------------      ----------------
   Comprehensive earnings                                            $ 13.1                $  8.1
                                                          =================      ================

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)


ASSETS                                                         June 30, 1998            December 31, 1997
------                                                      --------------------      ---------------------
    Cash and cash equivalents                                             $348.7                     $  8.0
    Receivables, net                                                        34.0                       18.5
    Other current assets                                                    60.7                       67.3
                                                            --------------------      ---------------------
        Total current assets                                               443.4                       93.8

    Property, plant and equipment, at cost                                  38.2                       37.4
        Less accumulated depreciation                                       22.2                       22.3
                                                            --------------------      ---------------------
    Net property, plant and equipment                                       16.0                       15.1

    Net excess purchase price over net assets acquired                     104.8                      114.6
    Deferred tax asset, net                                                 45.2                       40.5
    Net assets of discontinued operations                                     --                      327.0
    Other assets                                                            29.8                       34.9
                                                            --------------------      ---------------------
       Total assets                                                       $639.2                     $625.9
                                                            ====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

    Notes payable                                                         $151.2                     $  1.2
    Accounts payable and accrued expenses                                  181.2                      119.6
                                                            --------------------      ---------------------
       Total current liabilities                                           332.4                      120.8

   Long-term debt                                                          124.3                      337.5
   Other long-term liabilities                                             102.1                      102.6

   Common stock                                                              0.2                        0.2
   Other shareholders' equity                                               80.2                       64.8
                                                            --------------------      ---------------------
       Total shareholders' equity                                           80.4                       65.0
                                                            --------------------      ---------------------
       Total liabilities and shareholders' equity                         $639.2                     $625.9
                                                            ====================      =====================

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In millions of dollars)

                                                                                   Six Months Ended June 30,
                                                                               --------------------------------
OPERATING:                                                                           1998              1997
                                                                               --------------     -------------
Continuing Operations:
Earnings (loss) from continuing operations.....................................    $ (0.1)           $  11.4
Adjustments to reconcile net earnings (loss) to net cash provided by continuing operations:
    Non-cash charges to earnings:
      Depreciation and amortization............................................       6.0                6.2
      Other, net...............................................................      14.6                2.8
    Changes in assets and liabilities:
      (Increase) decrease in receivables.......................................      (2.3)               1.1
      Decrease (increase) in other current assets..............................       1.6               (0.5)
      Decrease in accounts payable and accrued expenses........................      (5.5)              (6.7)
      Net change in other long-term assets and liabilities.....................      (1.9)              (4.6)
    Gain on sale of assets of armored services unit............................        --               (2.2)
                                                                                   ------            -------
    Net cash provided by continuing operations.................................      12.4                7.5

Discontinued Operations:
Gain (loss) from discontinued operations.......................................      20.3               (3.3)
Other cash related to discontinued operations..................................     384.6                4.6
                                                                                   ------            -------
    Net cash provided by discontinued operations...............................     404.9                1.3
                                                                                   ------            -------
                                                                                   ------            -------
        Net cash provided by operating activities..............................     417.3                8.8
                                                                                   ------            -------

INVESTING:
Capital expenditures...........................................................      (3.0)              (1.7)
Sale of assets of armored services, net of retained costs......................      (3.1)              98.4
Other, net.....................................................................        --                0.9
                                                                                   ------            -------
        Net cash (used in) provided by investing activities....................      (6.1)              97.6
                                                                                   ------            -------

FINANCING:
Decrease in notes payable......................................................        --               (1.8)
Decrease in debt outstanding under revolving credit facility...................     (63.9)             (27.8)
Decrease in receivables equalization...........................................      (8.0)              (9.2)
Issuance of long-term debt.....................................................        --              125.0
Retirement of long-term debt...................................................      (0.2)            (199.0)
Sales of treasury common stock.................................................        --                0.9
Other, net.....................................................................       1.6                1.1
                                                                                   ------            -------
        Net cash used in financing activities..................................     (70.5)            (110.8)
                                                                                   ------            -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................     340.7               (4.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................       8.0               15.4
                                                                                   ------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................    $348.7            $  11.0
                                                                                   ======            =======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

  (2) Included in selling, general and administrative expense for the three months ended June 30, 1998 is a provision of $14.4 million that was comprised of the following: severance and lease termination costs totaling $2.1 million resulting from the reorganization of administrative operations subsequent to the sale of the electronic security services business and the closure and consolidation of certain offices; $5.5 million resulting from a review of the recoverability of certain intangible assets; $2.3 million related to the final settlement of matters resulting from prior dispositions; and $4.5 million related to certain other asset valuation allowances and provisions.

  (3) On January 24, 1997, the Company's armored services unit entered into a business combination with Loomis Armored, which is now known as Loomis, Fargo & Co ("Loomis, Fargo"). The Company accounts for its investment in Loomis, Fargo under the equity method. The business combination impacts the comparison of the Company's 1998 results to prior periods because the armored unit was included in the Company's results of operations for 23 days in 1997. In the first six months of 1997, Armored security revenues were $15.3 million and operating profit was $0.9 million.

The Company's share of the Loomis, Fargo loss for the second quarter of 1998 was $0.1 million compared with a net earnings of $0.3 million for the second quarter of 1997. The Company's share of the loss for the first six months of 1998 was $0.5 million compared with net earnings of $3.0 million (which includes an after-tax gain of $2.2 million relating to the business combination) for the first half of 1997. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

  (4) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million. The Company recorded a net after-tax gain of $42.5 million.

On May 29, 1998, the Company sold its courier services unit. In the first quarter of 1998, the Company recorded a $15.9 million after-tax charge (net of $11.0 million tax benefit) to reduce its investment in this business and to provide for costs associated with its disposition. The Company did not record a gain or loss as a result of completing the sale of the unit.

The following table summarizes earnings (loss) from discontinued operations:

(millions of dollars, except per share)                      Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                            ---------------------         -------------------
                                                             1998          1997            1998         1997
                                                            ------        ------          ------       ------
Revenues from discontinued operations                       $ 36.0        $ 95.4          $130.0       $187.0
                                                            ------        ------          ------       ------
Gain on the sale of the electronic security services
business, net                                               $ 42.5            --          $ 42.5       $   --
Electronic security services operations, net                  (3.1)         (1.6)           (6.3)        (3.3)
Courier services provision                                      --            --           (15.9)          --
                                                            ------        ------          ------       ------
Earnings (loss) from discontinued operations, net           $ 39.4        $ (1.6)         $ 20.3       $ (3.3)
                                                            ======        ======          ======       ======
Earnings (loss) per common share -- diluted                 $ 1.62        $(0.07)         $ 0.83       $(0.14)

     (5) In the second quarter of 1998, the Company recorded a $6.3 million extraordinary charge (net of $4.1 million tax benefit) for the call premium associated with early redemption of $150 million principal amount of 9 1/8% senior subordinated notes due 2003 and the write-off of certain deferred financing fees.

     (6) The Company's provisions for income taxes for the three and six month periods ended June 30, 1998 and 1997 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

     (7) Earnings per common share are based on average outstanding common shares and common share equivalents. Common share equivalents recognize the dilutive effects of common shares, which may be used in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):

                                                Three Months Ended                Six Months Ended
                                                     June 30,                         June 30,
                                           ----------------------------     -----------------------------
                                               1998             1997            1998             1997
                                           ------------    ------------     -------------    ------------
Basic EPS
  Average common shares outstanding              23,486          23,440            23,532          23,398

Diluted EPS
  Common share equivalents                          784             660               808             604
                                           ------------    ------------      ------------    ------------
  Average common shares outstanding
  and common share equivalents                   24,270          24,100            24,340          24,002
                                           ============    ============      ============    ============

  (8) The allowance for doubtful accounts was $5.0 million at June 30, 1998 and $4.0 million at December 31, 1997, respectively. The accumulated amortization on excess purchase price over net assets acquired was $52.9 million at June 30, 1998 and $48.9 million at December 31, 1997.

The Company has an agreement under which it sells a revolving pool of trade accounts receivable to a special purpose subsidiary of the Company. At June 30, 1998 and December 31, 1997 the subsidiary had purchased $137.8 million and $150.8 million of such accounts receivable, respectively. The subsidiary sells up to $120 million of undivided interests in such accounts receivable. The difference represents the interest retained by the Company, which is considered an interest in a security and has been included in "Other current assets." The fair value of the retained interest approximates its carrying value due to the short-term nature of the receivables. Also included in "Other current assets" is $25.6 million and $17.6 million at June 30, 1998 and December 31, 1997, respectively, representing interest-bearing cash deposits held in trust under the terms of the agreement. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. The Company's retained interests in the receivables and cash deposits are generally restricted.

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                     Six Months Ended
                                          June 30,
                                --------------------------
                                   1998            1997
                                ----------      ----------
Interest paid                       $20.8           $20.4
Income taxes paid (refund)          $(2.3)          $ 4.3



  (9) On June 3, 1998, the Company irrevocably called for redemption its $150 million principal amount of 9 1/8% senior subordinated notes due 2003. Consequently, the notes were reclassified as current liabilities at June 30, 1998. The notes were fully redeemed on July 3, 1998.

The following tables summarize the capitalization of the Company at June 30, 1998 and December 31, 1997 (millions of dollars):

                                                          June 30, 1998                     December 31, 1997
                                                 -------------------------------     ------------------------------
DEBT                                                 Current          Long-Term          Current          Long-Term
                                                 -------------     -------------     -------------     -------------
9-1/8% senior subordinated notes (face
 amount of $150 million)                                $149.4                --                --            $149.2
9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)                           --             124.3                --             124.2
Bank revolving credit loan due through 1999
 (at an average rate of  7.9% in 1997)                      --                --                --              63.9
Capital lease liability (at an average rate
 of  9.2% in 1997)                                          --                --               0.1                --
Unsecured notes (at an average rate of 8.7% in
 1998 and 7.6% in 1997; and 8.7% at June 30,               1.8                --               1.1               0.2
 1998)
                                                 -------------     -------------     -------------     -------------
Total notes payable and long-term debt                  $151.2            $124.3              $1.2            $337.5
                                                 =============     =============     =============     =============

SHAREHOLDERS' EQUITY
(millions of dollars)                                 June 30, 1998           December 31, 1997
                                                  -------------------     ----------------------
Common stock                                                    $ 0.2                      $ 0.2
Capital in excess of par value                                   33.1                       30.8
Retained earnings                                                55.6                       41.7
Accumulated comprehensive earnings                               (0.8)                        --
                                                  -------------------     ----------------------
                                                                 88.1                       72.7
Less treasury common stock, 2,768,339 shares
 in 1998 and 2,506,400 shares in 1997, at cost                   (7.7)                      (7.7)
                                                  -------------------     ----------------------
   Total shareholders' equity                                   $80.4                      $65.0
                                                  ===================     ======================


CAPITAL STOCK -- NUMBER OF SHARES
(thousand of shares)                        June 30, 1998   December 31, 1997
                                            -------------   -----------------
Common stock, $.01 par value:
   Authorized                                 50,000.0          50,000.0
   Issued                                     23,564.5          23,362.8
   Outstanding                                23,516.2          23,326.8

Series I non-voting common stock, $.01 par
 value:
   Authorized                                 25,000.0          25,000.0
   Issued                                      2,720.0           2,720.0
   Outstanding                                      --             249.6

Preferred stock, $.01 par value:
   Authorized                                  5,000.0           5,000.0
   Issued and Outstanding                           --                --

  (10) The Company's discontinued property and casualty insurance subsidiary ("Centaur") ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise claim liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance companies under reinsurance contracts.

On August 10, 1998 the Mission Trust and the Company agreed to settle the pending suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate.

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


  (11) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This statement requires comprehensive income, also known as comprehensive earnings, to be disclosed on the face of the financial statements. Comprehensive earnings is net earnings plus or minus any adjustments to the equity section on the balance sheet other than retained earnings and any stock related transactions. The accumulated comprehensive loss balances as of June 30, 1998 and December 31, 1997 were $0.8 million and zero, respectively. The $0.8 million loss at June 30, 1998 consists solely of currency translation adjustments.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS
------------------

On January 24, 1997, the Company's armored services unit entered into a business combination with Loomis Armored, which is now known as Loomis, Fargo & Co ("Loomis, Fargo"). The Company accounts for its investment in Loomis, Fargo under the equity method. The business combination impacts the comparison of the Company's 1998 results to prior periods because the armored unit was included in the Company's results of operations for 23 days in 1997.

On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million. The Company also recorded a net after-tax gain of $42.5 million.

On May 29, 1998, the Company sold its courier services unit. The Company recorded a $15.9 million after-tax charge in the first quarter of 1998 to reduce the Company's investment in this business and to provide for costs associated with its disposition. The Company did not record a gain or loss as a result of completing the sale of the unit.

On June 3, 1998, the Company irrevocably called for redemption its $150 million principal amount of 9 1/8% senior subordinated notes due 2003. Consequently, the notes were reclassified as current liabilities at June 30, 1998. The notes were fully redeemed on July 3, 1998.

The Company entered into an agreement with Borg-Warner Automotive, Inc. ("Automotive") effective July 31, 1998 whereby the Company sold its rights to the "Borg-Warner" name and mark in the security field for $3.6 million. Automotive granted the Company an exclusive, royalty-free license to use the "Borg-Warner" name and mark in the security field for a four-year period.

On August 10, 1998 the Company, the California Insurance Commissioner as trustee of the Mission Insurance Companies Trust ("Mission Trust") and the Illinois Director of Insurance as rehabilitator of Centaur Insurance Company agreed to settle the pending lawsuit between the Mission Trust and the Company, subject to court approval. As part of such settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate.

RESULTS OF OPERATIONS
---------------------

Revenues

Consolidated net service revenues for the three and six months ended June 30, 1998 increased 2.1% and decreased 0.2%, respectively, from the comparable 1997 periods. Excluding the armored services unit, physical security services revenues for the three and six months ended June 30, 1998 increased 2.1% and 2.3%, respectively, compared to the same periods in 1997. The increase was primarily due to broad-based domestic growth, offset by the impact of withdrawal from certain low-margin businesses.

The net service revenues were as follows (in millions of dollars):

                                    Three Months         Six Months
                                        Ended               Ended
                                       June 30,            June 30,
                                  ----------------    ----------------
                                   1998      1997      1998      1997
                                  ------    ------    ------    ------
Physical security services        $323.9    $317.1    $642.5    $628.2
Armored security services           --        --        --        15.3
                                  ------    ------    ------    ------
  Net service revenues            $323.9    $317.1    $642.5    $643.5
                                  ======    ======    ======    ======

Costs and Expenses

Cost of services for the three months ended June 30, 1998 increased 2.2% compared to the same period in 1997. The increase was due principally to higher labor costs resulting from continued tight labor markets. Cost of services for the six months ended June 30, 1998 compared to 1997 was essentially flat. Gross profit margins, as a percentage of revenues, for the three and six months ended June 30, 1998 were 15.7% and 15.6%, respectively, compared with 15.8% and 15.8% for the three and six months ended June 30, 1997, respectively. Wage increases have principally been offset by better pricing and improved employee retention, which results in generally lower recruiting and training expenses.

Selling, general and administrative expenses for the three and six months ended June 30, 1998 increased 48.4% and 20.9%, respectively, compared to 1997. Included in selling, general and administrative expense for the three months ended June 30, 1998 is a provision of $14.4 million that was comprised of the following: severance and lease termination costs totaling $2.1 million resulting from the reorganization of administrative operations subsequent to the sale of the electronic security services business and the closure and consolidation of certain offices; $5.5 million resulting from a review of the recoverability of certain intangible assets; $2.3 million related to the final settlement of matters resulting from prior dispositions; and $4.5 million related to certain other asset valuation allowances and provisions. Excluding the provision, selling, general and administrative expenses for the three and six months ended June 30, 1998 increased 5.6% and 0.6%, respectively, compared to 1997. The increase is primarily due to costs associated with implementing the Company's Total Security Solution program and improved information technology systems.

Other net expense includes the Company's equity in results of operations of Loomis, Fargo. The Company accounts for its investment in Loomis, Fargo under the equity method. The Company's share of the Loomis, Fargo loss for the second quarter of 1998 was $0.1 million compared with a net income of $0.3 million for the second quarter of 1997. The Company's share of the loss for the first six months of 1998 was $0.5 million compared with net earnings of $3.0 million (which includes an after-tax gain of $2.2 million relating to the transaction that formed Loomis, Fargo) for the first half of 1997.

Depreciation expense for the six months ended June 30, 1998 compared to 1997 decreased 28.6% to $2.0 million from $2.8 million. The decrease is primarily due to the Loomis, Fargo combination.

Net Interest Expense and Finance Charges

Net interest expense and finance charges for the three months ended June 30, 1998 compared to the same period in 1997 increased $0.5 million to $4.2 million from $3.7 million, respectively. This increase primarily reflects the short-term investment of cash proceeds from the sale of the electronic security services unit at lower yielding interest rates while the Company restructures its generally higher cost debt facilities.

Pro Forma Financial Information

The following Pro Forma Consolidated Statement of Operations for the three and six months ended June 30, 1998 and 1997 has been prepared to reflect certain restructuring efforts and eliminate unusual provisions following the sale of the Company's electronic security services unit.

The accompanying Pro Forma Financial Information is intended for informational purposes only and is not necessarily indicative of the future results of operations or financial position of the Company. The Pro Forma Financial Information and the accompanying notes should be read in conjunction with the historical Consolidated Financial Statements of the Company, including the related notes thereto.

Pro Forma Consolidated Statement of Operations
(millions of dollars, except per share)

                                                                 Three Months Ended June 30, 1998
                                                        ----------------------------------------------------
                                                                             Pro Forma
                                                           Historical       Adjustments       Pro Forma
                                                        ----------------------------------------------------
Net service revenues                                          $323.9            --              $323.9
Cost of services                                               273.0            --               273.0
Selling, general and administrative expenses                    50.0         (14.9) (a)           35.1
Depreciation                                                     1.0            --                 1.0
Other expense, net                                               2.1          (0.7) (b)            1.4
Interest expense and finance charges, net                        4.2          (1.2) (c)            3.0
                                                        ----------------------------------------------------

   Earnings (loss) before income taxes                          (6.4)         16.8                10.4

Provision (benefit) for income taxes                            (2.4)          6.6  (d)            4.2
                                                        ----------------------------------------------------

   Earnings (loss) from continuing operations                 $ (4.0)        $10.2              $  6.2
                                                        ====================================================
Earnings (loss) per share:
   Continuing operations - diluted                            $(0.16)        $0.42              $ 0.26

                                                                   Three Months Ended June 30, 1997
                                                        ----------------------------------------------------
                                                                              Pro Forma
                                                            Historical       Adjustments         Pro Forma
                                                        ----------------------------------------------------
Net service revenues                                          $317.1            --                 $317.1
Cost of services                                               267.0            --                  267.0
Selling, general and administrative expenses                    33.7          (0.5) (a)              33.2
Depreciation                                                     1.2            --                    1.2
Other expense, net                                               1.8          (0.7) (b)               1.1
Interest expense and finance charges, net                        3.7          (0.4) (c)               3.3
                                                        ----------------------------------------------------

   Earnings before income taxes                                  9.7           1.6                   11.3

Provision for income taxes                                       4.0           0.5  (d)               4.5
                                                        ----------------------------------------------------

   Earnings from continuing operations                        $  5.7         $ 1.1                 $  6.8
                                                        ====================================================
Earnings per share:
   Continuing operations - diluted                            $ 0.24         $0.04                 $ 0.28

                                                                Six Months Ended June 30, 1998
                                                     ---------------------------------------------------
                                                                          Pro Forma
                                                         Historical      Adjustments        Pro Forma
                                                     ---------------------------------------------------
Net service revenues                                       $642.5           --                $642.5
Cost of services                                            542.1           --                 542.1
Selling, general and administrative expenses                 85.7        (15.4) (a)             70.3
Depreciation                                                  2.0           --                   2.0
Other expense, net                                            4.5         (1.4) (b)              3.1
Interest expense and finance charges, net                     8.4         (2.4) (c)              6.0
                                                     ---------------------------------------------------

   Earnings (loss) before income taxes                       (0.2)        19.2                  19.0

Provision (benefit) for income taxes                         (0.1)         7.7  (d)              7.6
                                                     ---------------------------------------------------

   Earnings (loss) from continuing operations              $ (0.1)       $11.5                $ 11.4
                                                     ===================================================
Earnings per share:
   Continuing operations - diluted                             --        $0.47                $ 0.47

                                                                Six Months Ended June 30, 1997
                                                     ---------------------------------------------------
                                                                          Pro Forma
                                                         Historical      Adjustments        Pro Forma
                                                     ---------------------------------------------------
Net service revenues                                       $643.5           --                $643.5
Cost of services                                            542.0           --                 542.0
Selling, general and administrative expenses                 70.9         (1.0) (a)             69.9
Depreciation                                                  2.8           --                   2.8
Other expense, net                                            1.7         (1.4) (b)              0.3
Interest expense and finance charges, net                     9.0         (2.4) (c)              6.6
                                                     -------------------------------------------------

    Earnings before income taxes                             17.1          4.8                  21.9

Provision for income taxes                                    5.7          3.1  (d)              8.8
                                                     -------------------------------------------------

   Earnings from continuing operations                     $ 11.4        $ 1.7                $ 13.1
                                                     =================================================
Earnings per share:
   Continuing operations - diluted                         $ 0.48        $0.07                $ 0.55

Notes to Pro Forma Consolidated Statement of Operations

(a) Eliminates (i) a $14.4 million ($8.6 million net of tax) non-recurring charge in the 1998 second quarter resulting from the reorganization of administrative support operations following the sale of the electronic security services business, the reduction of certain intangible assets and other provisions; and (ii) expenses relating to restructuring activities and other provisions.

(b)  Reflects reduction of certain intangible assets.
(c) Reflects the interest expense reduction relating to debt restructuring activities and assumes the Company's existing accounts receivable facility would not be used while the $125 million principal amount of 9 5/8% senior subordinated notes due 2007 remain outstanding.
(d) Reflects a tax effect of pro forma adjustments applying an estimated federal, state and foreign tax rate of 40%.

Earnings from Discontinued Operations

Second quarter and year-to-date 1998 earnings from discontinued operations reflect a net $42.5 million after-tax gain on the sale of the Company's electronic security services business. Year-to-date 1998 earnings from discontinued operations is partially offset by a $15.9 million charge, net of tax, to reduce the Company's investment in its courier services business and to provide for costs associated with the disposition.

Extraordinary Item

The Company recorded a $6.3 million extraordinary charge, net of tax, in the second quarter of 1998 for the call premium associated with early redemption of $150 million principal amount of 9 1/8% senior subordinated notes due 2003 and the write-off of certain deferred financing fees.

Cash Flow

The Company generated cash flow from continuing operations of $12.4 million for the first six months of 1998 and $7.5 million for the first six months of 1997. Capital expenditures totaled $3.0 million and $1.7 million for the first half of 1998 and 1997, respectively.

Liquidity

Cash proceeds of approximately $425 million from the Company's sale of its electronic security services business to ADT Security Services were used to reduce debt and to invest in short-term cash equivalents. Total balance sheet debt decreased to $275.5 million at June 30, 1998, from $338.7 million at December 31, 1997. Cash and cash equivalents totaled $348.7 million at June 30, 1998, versus $8.0 million at December 31, 1997.

On March 24, 1997, the Company completed a refinancing pursuant to which it issued $125 million principal amount 9 5/8% senior subordinated notes due 2007 and replaced its existing term loan, revolving credit and letter of credit facilities with a new revolving credit facility with up to $155 million letter of credit availability subject to an overall limit on the aggregate amount outstanding under both facilities of $285 million. This new credit facility was amended and restated as of June 30, 1998, to accommodate effects of the sale of the electronic security services business. Total commitments available under the facility were reduced from $285 million to $225 million, with a sub-limit on letters of credit outstanding of $125 million. There are no scheduled commitment reductions prior to maturity on March 31, 2002. At June 30, 1998, no amounts were owed under the revolving credit facility and letters of credit totaling $95.3 were issued and outstanding.

The Company has an accounts receivable facility providing for the sale of a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at June 30, 1998 and December 31, 1997 included interest bearing cash deposits of $25.6 million and $17.6 million, respectively, that were held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool. The facility matures in the fourth quarter of 1998, and the Company is presently evaluating replacing the facility with a similar facility.

Year 2000

The Company has initiated programs to upgrade various computer systems and applications for compatibility with the year 2000. Expenditures to date and those expected in the future, specifically related to modifications for year 2000 compatibility, are not expected to be material. The Company intends to be fully compliant on or around the first quarter of 1999.

As discussed more fully in Note 10 of the Notes to Consolidated Financial Statements, various complaints seeking substantial dollar amounts have been filed against the Company. The Company believes that it has established adequate provisions for litigation liabilities in its financial statements in accordance with generally accepted accounting principles. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such proceeding.

                           PART II. OTHER INFORMATION
                                    -----------------

Item 1. Legal Proceedings

     As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there is a pending lawsuit against the Company for recovery of alleged damages incurred as a result of the failure of its discontinued property and casualty insurance subsidiary ("Centaur") to satisfy its reinsurance obligations. On August 10, 1998 the Company, the California Insurance Commissioner as trustee of the Mission Insurance Companies Trust ("Mission Trust") and the Illinois Director of Insurance as rehabilitator of Centaur agreed to settle such lawsuit, subject to court approval. As part of such settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate.

As previously reported in the Company's Annual Report on Form 10K for the year ended December 31, 1997, the Company had requested that its former subsidiary, Borg-Warner Automotive, Inc. ("Automotive"), indemnify it against certain past and future costs relating to environmental and financing liabilities associated with certain former automotive operations. Automotive had contested its indemnification obligation and the parties had submitted the matter to binding arbitration. Separately, Automotive had filed suit against the Company and certain current and former directors, officers and employees of the Company for damages arising from the 1993 spin-off of Automotive to the Company's stockholders. In May 1998, the Company and Automotive agreed to settle both the arbitration and the lawsuit. As part of the settlement, the parties agreed to dismiss the arbitration and litigation claims, and Automotive agreed to indemnify the Company for all of the next $2.9 million in future costs relating to the contested environmental and financing liabilities and 50% of the future costs thereafter.

Item 2. Changes in Securities

     Inapplicable.

Item 3. Defaults Upon Senior Securities

     Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 21, 1998, the Company held its annual meeting of stockholders. At such meeting, J. Joe Adorjan, James J. Burke, Jr. and Albert J. Fitzgibbons, III were elected as directors to serve for a term expiring in 2001. Each of Arthur
F. Golden, Dale W. Lang, Robert A. McCabe, Andrew NcNally IV, Alexis P. Michas,
H. Norman Schwarzkopf and Donald C. Trauscht continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                        For          Withheld
                     ----------      --------
J.J. Adorjan         21,464,492      120,665
J.J. Burke, Jr.      21,462,950      122,208
A.J. Fitzgibbons     21,464,550      120,608

At such meeting, the proposal to adopt the Company's 1998 Non-Affiliate Directors Stock Option Plan was approved by the following votes:

    For         Against      Abstain      Broker Non-Votes
----------      -------      -------      ----------------
20,980,393      595,404       9,361              --

At such meeting, the selection of Deloitte & Touche, LLP as auditors was approved by the following votes:

    For         Against      Abstain
----------      -------      -------
21,569,789      12,368        3,001

Item 5. Other Information
        -----------------

     The Company entered into an agreement with Borg-Warner Automotive, Inc. ("Automotive") effective July 31, 1998 whereby the Company sold its rights to the "Borg-Warner" name and mark in the security field for $3.6 million. Automotive granted the Company an exclusive, royalty-free license to use the "Borg-Warner" name and mark in the security field for a four-year period. Automotive is entitled to be reimbursed for certain expenses of maintaining the relevant trademark registrations.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) Exhibits:

          4   -- Amended and Restated Credit Agreement dated as of June 30, 1998 between the Company and the lenders and agents named therein.

         27   -- Financial Data Schedule.

     (b) Reports on Form 8-K:

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Borg-Warner Security Corporation
                -----------------------------------------------
                                 (Registrant)

                            By /s/ Timothy M. Wood
                -----------------------------------------------
                                  (Signature)

                                Timothy M. Wood

                            Vice President, Finance

                 (Principal Financial and Accounting Officer)


Date: August 14, 1998