Form 10-Q
period 1998-09-30
BORG WARNER SECURITY CORP
filed 1998-11-16
CIK 817945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   For the Quarter Ended September 30, 1998
                        Commission file number: 1-5529

                       BORG-WARNER SECURITY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  13-3408028
----------------------------------------        -------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                   Identification No.)


200 South Michigan Avenue, Chicago, Illinois                 60604
--------------------------------------------             --------------
  (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:      (312)  322-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X     NO
                                          -----      -------


On October 30, 1998 the registrant had 23,531,153 shares of Common Stock outstanding.

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                              September 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION
             ---------------------

   Item 1.   Financial Statements
             Consolidated Statement of Operations for
              the Three Months Ended September 30, 1998 and 1997.............. 2
             Consolidated Statement of Operations for
              the Nine Months Ended September 30, 1998 and 1997............... 3
             Condensed Consolidated Balance Sheet
              at September 30, 1998 and December 31, 1997..................... 4
             Condensed Consolidated Statement of Cash Flows for
              the Nine Months Ended September 30, 1998 and 1997............... 5
             Notes to the Consolidated Financial Statements................... 6

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................12
             Pro Forma Financial Information..................................14

PART II.     OTHER INFORMATION
             -----------------

   Item 1.   Legal Proceedings................................................19

   Item 2.   Changes in Securities............................................19

   Item 3.   Defaults Upon Senior Securities..................................19

   Item 4.   Submission of Matters to a Vote of Security Holders..............19

   Item 5.   Other Information................................................20

   Item 6.   Exhibits and Reports on Form 8-K.................................20


SIGNATURES....................................................................21

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------
                         Item 1.  Financial Statements

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                           1998       1997
                                                          -------    -------
Net service revenues                                      $ 336.6    $ 330.5
Cost of services                                            284.2      279.9
Selling, general and administrative expenses (Note 2)        35.5       32.6
Depreciation                                                  1.0        1.1
Other expense, net                                            1.2        2.6
Interest expense and finance charges, net                     3.4        3.7
                                                          -------    -------
    Earnings before income taxes                             11.3       10.6
Provision for income taxes                                    4.5        3.9
                                                          -------    -------
    Earnings from continuing operations                       6.8        6.7
Loss from discontinued operations, net
  of income taxes  (Note 4)                                    --       (2.0)
                                                          -------    -------
    Net earnings                                          $   6.8    $   4.7
                                                          =======    =======

Earnings (loss) per common share--basic:
    Continuing operations                                 $  0.29    $  0.29
    Discontinued operations                                    --      (0.09)
                                                          -------    -------
    Net earnings                                          $  0.29    $  0.20
                                                          =======    =======

Earnings (loss) per common share--diluted:
    Continuing operations                                 $  0.29    $  0.28
    Discontinued operations                                    --      (0.09)
                                                          -------    -------
    Net earnings                                          $  0.29    $  0.19
                                                          =======    =======

Comprehensive earnings:  (Note 11)
Net earnings                                              $   6.8    $   4.7
Other comprehensive earnings (loss) :
    Currency translation adjustment, net of tax
    ($0.1 benefit in 1998 and $0.2 benefit in 1997)          (0.2)      (0.8)
                                                          -------    -------
    Comprehensive earnings                                $   6.6    $   3.9
                                                          =======    =======

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                  Nine Months Ended
                                                                    September 30,
                                                          ---------------------------------
                                                               1998                1997
                                                          --------------      --------------
Net service revenues                                        $   979.1           $   974.0
Cost of services                                                826.3               821.9
Selling, general and administrative expenses  (Note 2)          121.2               103.5
Depreciation                                                      3.0                 3.9
Other expense, net                                                5.7                 4.3
Interest expense and finance charges, net                        11.8                12.7
                                                          --------------      --------------
   Earnings before income taxes                                  11.1                27.7
Provision for income taxes                                        4.4                 9.6
                                                          --------------      --------------
   Earnings from continuing operations                            6.7                18.1
Earnings (loss) from discontinued operations, net
 of income taxes  (Note 4)                                       20.3                (5.3)
                                                          --------------      --------------
   Earnings before extraordinary item                            27.0                12.8
Extraordinary item:
Loss from early extinguishment of debt  (Note 5)                 (6.3)                 --
                                                          --------------      --------------
   Net earnings                                             $    20.7           $    12.8
                                                          ==============      ==============

Earnings (loss) per common share -- basic:
   Continuing operations                                    $    0.29           $    0.77
   Discontinued operations                                       0.87               (0.23)
   Extraordinary item                                           (0.27)                 --
                                                          --------------      --------------
   Net earnings                                             $    0.89           $    0.54
                                                          ==============      ==============

Earnings (loss) per common share -- diluted:
   Continuing operations                                    $    0.29           $    0.76
   Discontinued operations                                       0.83               (0.23)
   Extraordinary item                                           (0.26)                 --
                                                          --------------      --------------
   Net earnings                                             $    0.86           $    0.53
                                                          ==============      ==============

Comprehensive earnings:  (Note 11)
Net earnings                                                $    20.7           $    12.8
Other comprehensive earnings (loss):
   Currency translation adjustment, net of tax
   ($0.7 benefit in 1998 and $0.5 benefit in 1997)               (1.0)               (0.8)
                                                          --------------      --------------
   Comprehensive earnings                                   $    19.7           $    12.0
                                                          ==============      ==============

  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)

                                                          September 30,    December 31,
ASSETS                                                        1998             1997
------------------------------------------------------    -------------    ------------
    Cash and cash equivalents                               $   112.5        $    8.0
    Receivables, net                                             40.5            18.5
    Other current assets                                         65.7            67.3
                                                          -------------    ------------
       Total current assets                                     218.7            93.8

    Property, plant and equipment, at cost                       39.3            37.4
       Less accumulated depreciation                             22.6            22.3
                                                          -------------    ------------
    Net property, plant and equipment                            16.7            15.1

    Net excess purchase price over net assets acquired          112.5           114.6
    Deferred tax asset, net                                      45.2            40.5
    Net assets of discontinued operations                          --           327.0
    Other assets                                                 29.5            34.9
                                                          -------------    ------------
       Total assets                                         $   422.6        $  625.9
                                                          =============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

    Notes payable                                           $     1.9        $    1.2
    Accounts payable and accrued expenses                       109.2           119.6
                                                          -------------    ------------
       Total current liabilities                                111.1           120.8

    Long-term debt                                              124.4           337.5
    Other long-term liabilities                                  99.7           102.6

    Common stock                                                  0.2             0.2
    Other shareholders' equity                                   87.2            64.8
                                                          -------------    ------------
       Total shareholders' equity                                87.4            65.0
                                                          -------------    ------------
       Total liabilities and shareholders' equity           $   422.6        $  625.9
                                                          =============    ============

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (In millions of dollars)

                                                                 Nine Months
                                                                    Ended
                                                                 September 30,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
OPERATING:
Continuing Operations:
Earnings from continuing operations                            $   6.7  $  18.1
Adjustments to reconcile net earnings to net cash provided
 by continuing operations:
  Non-cash charges to earnings:
    Depreciation and amortization                                  8.2     10.1
    Other, net                                                    17.1      4.2
  Changes in assets and liabilities:
    Increase in receivables                                      (16.5)    (5.4)
    Decrease in other current assets                               0.9      0.2
    Net change in accounts payable and accrued expenses            8.2    (12.9)
    Net change in other long-term assets and liabilities          (1.1)    (6.3)
  Gain on sale of assets of armored services unit                   --     (2.2)
                                                               -------  -------
  Net cash provided by continuing operations                      23.5      5.8
Discontinued Operations:
Gain (loss) from discontinued operations                          20.3     (5.3)
Other cash related to discontinued operations                    312.6     (1.9)
                                                               -------  -------
  Net cash provided by (used in) discontinued operations         332.9     (7.2)
                                                               -------  -------
    Net cash provided by (used in) operating activities          356.4     (1.4)
                                                               -------  -------
INVESTING:
Capital expenditures                                              (4.4)    (2.7)
Net cash paid for acquisitions                                   (11.5)      --
Sale of assets of armored services, net of retained costs         (4.8)    95.5
Other, net                                                         2.7      0.1
                                                               -------  -------
    Net cash (used in) provided by investing activities          (18.0)    92.9
                                                               -------  -------
FINANCING:
Increase (decrease) in notes payable                               0.7     (2.1)
Decrease in debt outstanding under revolving credit facility     (63.9)   (20.7)
Decrease in receivables equalization                              (7.7)    (6.7)
Issuance of long-term debt                                          --    125.0
Retirement of long-term debt                                    (150.2)  (199.0)
Early retirement of debt                                          (6.8)      --
Sales of treasury common stock                                      --      1.1
Repurchase of old Borg-Warner shares                              (7.9)      --
Other, net                                                         1.9      1.3
                                                               -------  -------
    Net cash used in financing activities                       (233.9)  (101.1)
                                                               -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             104.5     (9.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   8.0     15.4
                                                               -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 112.5  $   5.8
                                                               =======  =======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, except as noted, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

  (2) Included in selling, general and administrative expense for the nine months ended September 30, 1998 is a provision of $14.4 million that was recorded in the second quarter of 1998. This amount was comprised of the following: severance and lease termination costs totaling $2.1 million resulting from the reorganization of administrative operations subsequent to the sale of the electronic security services business and the closure and consolidation of certain offices; $5.5 million resulting from a review of the recoverability of certain intangible assets; $2.3 million related to the final settlement of matters resulting from prior dispositions; and $4.5 million related to certain other asset valuation allowances and provisions.

  (3) On January 24, 1997, the Company's armored services unit entered into a business combination with Loomis Armored. The combined operations are now known as Loomis, Fargo & Co ("Loomis, Fargo") and are accounted for by the Company under the equity method. The business combination impacts the comparison of the Company's 1998 results to prior periods because the armored unit was included in the Company's results of operations for 23 days in 1997. In the first 23 days of 1997, Armored security revenues were $15.3 million and operating profit was $0.9 million.

The Company recorded no earnings or loss for its share of Loomis, Fargo in the third quarter of 1998 and recorded a net loss of $0.6 million for the same period of 1997. The Company's share of the loss for the first nine months of 1998 was $0.5 million compared with net earnings of $1.9 million for the same period of 1997 (which included an after-tax gain of $2.2 million relating to the business combination). The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

  (4) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million plus the assumption of approximately $6 million of debt by the buyer. The Company recorded a net after-tax gain of $42.5 million in the second quarter.

On May 29, 1998, the Company sold its courier services business. In the first quarter of 1998, the Company recorded a $15.9 million after-tax charge (net of $11.0 million tax benefit) to reduce its investment in this business and to provide for costs associated with its disposition. The Company did not record a gain or loss as a result of completing the sale.


The following table summarizes earnings (loss) from discontinued operations:

                                                     Three Months Ended                 Nine Months Ended
(millions of dollars, except per share)                September 30,                      September 30,
                                                ----------------------------      -----------------------------
                                                    1998            1997              1998             1997
                                                ------------    ------------      ------------     ------------
Revenues from discontinued operations              $  --         $  100.6           $  137.1         $  287.6
                                                ============    ============      ============     ============

Gain on the sale of the electronic security
  services business, net                           $  --         $    --            $   42.5         $   --
Electronic security services operations, net          --             (2.0)              (6.3)            (5.3)
Courier services provision                            --              --               (15.9)            --
                                                ------------    ------------      ------------     ------------
Earnings (loss) from discontinued
  operations, net                                  $  --         $   (2.0)          $   20.3         $   (5.3)
                                                ============    ============      ============     ============

Earnings (loss) per common share -
  diluted                                          $  --         $  (0.09)          $   0.83         $  (0.23)


  (5) In the second quarter of 1998, the Company recorded a $6.3 million extraordinary charge (net of $4.1 million tax benefit) for the call premium associated with early redemption of $150 million principal amount of 9 1/8% senior subordinated notes due 2003 and the write-off of certain deferred financing fees.

  (6) The Company's provisions for income taxes for the three and nine month periods ended September 30, 1998 and 1997 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

  (7) Earnings per common share are based on average common shares outstanding and common share equivalents. Common share equivalents recognize the dilutive effects of common shares, which may be used in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                ----------------------------      -----------------------------
                                                    1998            1997              1998             1997
                                                ------------    ------------      ------------     ------------
     Basic EPS
       Average common shares outstanding           23,526          23,538            23,531           23,446

     Diluted EPS
       Common share equivalents                       468             713               606              677
                                                ------------    ------------      ------------     ------------

       Average common shares outstanding
       and common share equivalents                23,994          24,251            24,137           24,123
                                                ============    ============      ============     ============



  (8) The allowance for doubtful accounts was $5.2 million at September 30, 1998 and $4.0 million at December 31, 1997, respectively. The accumulated amortization on excess purchase price over net assets acquired was $54.1 million at September 30, 1998 and $48.9 million at December 31, 1997.

The Company has an agreement under which it sells a revolving pool of trade accounts receivable to a special purpose subsidiary of the Company. At September 30, 1998 and December 31, 1997 the subsidiary had purchased $142.4 million and $150.8 million of such accounts receivable, respectively. The subsidiary sells up to $120 million of undivided interests in such accounts receivable. The difference represents the interest retained by the Company, which is considered an interest in a security and has been included in "Other current assets." The fair value of the retained interest approximates its carrying value due to the short-term nature of the receivables. Also included in "Other current assets" is $25.3 million and $17.6 million at September 30, 1998 and December 31, 1997, respectively, representing interest-bearing cash deposits held in trust under the terms of the agreement. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. The Company's retained interests in the receivables and cash deposits are generally restricted.

Supplemental Cash Flow Information

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                        Nine Months Ended
                                          September 30,
                                    --------------------------
                                       1998           1997
                                    -----------    -----------
          Interest paid               $  34.5        $  29.2
          Income taxes paid           $  46.2        $   6.4

  (9) The significant debt reduction is due to the sale of the electronic security services operation for $425 million cash plus assumption of approximately $6 million of debt by the buyer. The cash generated enabled the company to irrevocably call for redemption its $150 million principal amount of 9 1/8% senior subordinated notes due 2003. The notes were called on June 3, 1998 and fully redeemed on July 3, 1998. The $63.9 million bank revolving credit loan was paid off on May 29, 1998.

The following tables summarize the capitalization of the Company at September 30, 1998 and December 31, 1997 (millions of dollars):

                                                  September 30, 1998      December 31, 1997
                                                 --------------------    --------------------
DEBT                                             Current    Long-Term    Current    Long-Term
                                                 -------    ---------    -------    ---------
9-1/8% senior subordinated notes (face
 amount of $150 million)                          $ --       $   --       $ --       $149.2

9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)                   --        124.4         --        124.2

Bank revolving credit loan due through 1999
 (at an average rate of 7.9% in 1997)               --           --         --         63.9

Capital lease liability (at an average rate
 of 9.2% in 1997)                                   --           --        0.1           --

Unsecured notes (at an average rate of 8.7% in
 1998 and 7.6% in 1997; and 8.8% at September
 30, 1998)                                         1.9           --        1.1          0.2
                                                 -----       ------       ----       ------
Total notes payable and long-term debt            $1.9       $124.4       $1.2       $337.5
                                                 =====       ======       ====       ======


SHAREHOLDERS' EQUITY
(millions of dollars)                             September 30, 1998     December 31, 1997
                                                  ------------------     -----------------
Common stock                                            $ 0.2                  $ 0.2
Capital in excess of par value                           33.5                   30.8
Retained earnings                                        62.4                   41.7
Accumulated comprehensive earnings                       (1.0)                    --
                                                        -----                  -----
                                                         95.1                   72.7
Less treasury common stock, 2,768,339 shares in
1998 and 2,506,400 shares in 1997, at cost               (7.7)                  (7.7)
                                                        -----                  -----
   Total shareholders' equity                           $87.4                  $65.0
                                                        =====                  =====

CAPITAL STOCK--NUMBER OF SHARES
(thousand of shares)                               September 30, 1998    December 31, 1997
                                                   ------------------    -----------------
Common stock, $.01 par value:
   Authorized                                           50,000.0              50,000.0
   Issued                                               23,579.5              23,362.8
   Outstanding                                          23,531.2              23,326.8

Series I non-voting common stock, $.01 par
 value:
   Authorized                                           25,000.0              25,000.0
   Issued                                                2,720.0               2,720.0
   Outstanding                                                --                 249.6

Preferred stock, $.01 par value:
   Authorized                                            5,000.0               5,000.0
   Issued and Outstanding                                     --                    --

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

On August 10, 1998 the Mission Trust and the Company agreed to settle the pending suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. The payments will not have an effect on Company earnings. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate.

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $7 million (relating to environmental matters with respect to disposed operations of the Company).

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (11) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This statement requires comprehensive income, also known as comprehensive earnings, to be disclosed on the face of the financial statements. Comprehensive earnings is net earnings plus or minus any adjustments to the equity section on the balance sheet other than retained earnings and any stock related transactions. The accumulated comprehensive loss balances as of September 30, 1998 and December 31, 1997 were $1.0 million and zero, respectively. The $1.0 million loss at September 30, 1998 consists solely of currency translation adjustments.

               ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million plus the assumption of $6 million of debt by the buyer. The Company also recorded a net after-tax gain of $42.5 million in the second quarter.

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

On August 10, 1998 the Company, the California Insurance Commissioner as trustee of the Mission Insurance Companies Trust ("Mission Trust") and the Illinois Director of Insurance as rehabilitator of Centaur Insurance Company agreed to settle the pending lawsuit between the Mission Trust and the Company, subject to court approval. As part of such settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. The payments will not have an affect on Company earnings. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate.

RESULTS OF OPERATIONS
---------------------

Revenues

Net service revenues for the three and nine months ended September 30, 1998 increased 1.8% and 0.5%, respectively, from the comparable 1997 periods. Excluding armored security service revenues, physical security service revenues for the nine months ended September 30, 1998 increased 2.1% compared to 1997.

The net service revenues were as follows (in millions of dollars):

                                       Three Months       Nine Months
                                           Ended             Ended
                                       September 30,     September 30,
                                      ---------------   ---------------
                                       1998     1997     1998     1997
                                      ------   ------   ------   ------
        Physical security services    $336.6   $330.5   $979.1   $958.7
        Armored security services       --       --       --       15.3
                                      ------   ------   ------   ------
            Net service revenues      $336.6   $330.5   $979.1   $974.0
                                      ======   ======   ======   ======


Costs and Expenses

Cost of services increased in line with revenues for the three and nine month periods ending September 30, 1998 over the same periods in 1997. Gross margins remained stable despite higher labor costs resulting from continued tight labor markets.

Selling, general and administrative expenses for the three and nine months ended September 30, 1998 increased 8.9% and 17.1%, respectively compared to 1997. The three month increase reflected a $1.9 million pension curtailment gain recorded in the third quarter of 1997 as well as implementation costs of the Total Security Solutions program in 1998.

The nine month increase in selling, general and administrative expenses was due largely to the $1.9 million pension curtailment gain in 1997, $0.8 million in 1998 Total Security Solutions implementation costs, and a $14.4 million provision recorded in the second quarter of 1998 comprised of the following:

 . Severance and lease termination costs totaling $2.1 million resulting from the reorganization of administrative operations subsequent to the sale of the electronic security services business and the closure and consolidation of certain offices;

 . $5.5 million resulting from a review of the recoverability of certain intangible assets;

 . $2.3 million related to the final settlement of matters resulting from prior dispositions; and

 . $4.5 million related to certain other asset valuation allowances and provisions.

Excluding the pension gain and the provision, selling, general and administrative expenses for the nine months ended September 30, 1998 increased 1.3% compared to the same period in 1997.

Included in other net expense are the results from the Company's share of the Loomis, Fargo joint venture. The Company recorded no earnings or loss for its share of Loomis, Fargo in the third quarter of 1998 and recorded a net loss of $0.6 million for the same period of 1997. The Company's share of the loss for the first nine months of 1998 was $0.5 million compared with net earnings of $1.9 million for the same period of 1997 (which included an after-tax gain of $2.2 million relating to the business combination).

Depreciation expense decreased 23.1% from $3.9 million to $3.0 million for the nine months ended September 30, 1998 compared to the same period in 1997. The decrease is primarily due to the armored security services business operated in the first quarter of 1997.


Net Interest Expense and Finance Charges

Net interest expense and finance charges for the three and nine months periods ended September 30, 1998 decreased 8.1% and 7.1%, respectively, compared to the same periods in 1997. The decreases reflect both lower debt and borrowing costs.


Pro Forma Financial Information

The following Pro Forma Consolidated Statement of Operations for the three and nine months ended September 30, 1998 and 1997 has been prepared to reflect certain restructuring efforts and eliminate unusual provisions following the sale of the Company's electronic security services unit.

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

Pro Forma Consolidated Statement of Operations
(millions of dollars, except per share)


                                                       Three Months Ended September 30, 1998
                                                    -------------------------------------------
                                                                     Pro Forma
                                                      Historical    Adjustments       Pro Forma
                                                    -------------------------------------------
Net service revenues                                   $336.6           $ --             $336.6
Cost of services                                        284.2             --              284.2
Selling, general and administrative expenses             35.5             --               35.5
Depreciation                                              1.0             --                1.0
Other expense, net                                        1.2             --                1.2
Interest expense and finance charges, net                 3.4            (0.2) (c)          3.2
                                                    -------------------------------------------
   Earnings before income taxes                          11.3             0.2              11.5

Provision for income taxes                                4.5             0.1  (h)          4.6
                                                    -------------------------------------------

   Earnings from continuing operations                 $  6.8           $ 0.1            $  6.9
                                                    ===========================================
Earnings per share:
   Continuing operations - diluted                     $ 0.29           $0.00            $ 0.29

                                                       Three Months Ended September 30, 1997
                                                    -------------------------------------------
                                                                     Pro Forma
                                                      Historical    Adjustments       Pro Forma
                                                    -------------------------------------------
Net service revenues                                   $330.5          $  --             $330.5
Cost of services                                        279.9             --              279.9
Selling, general and administrative expenses             32.6             1.4(a)(d)        34.0
Depreciation                                              1.1             --                1.1
Other expense, net                                        2.6            (0.7) (b)          1.9
Interest expense and finance charges, net                 3.7            (0.4) (c)          3.3
                                                    -------------------------------------------
   Earnings before income taxes                          10.6            (0.3)             10.3

Provision for income taxes                                3.9             0.2  (h)          4.1
                                                    --------------------------------------------

   Earnings from continuing operations                 $  6.7          $ (0.5)           $  6.2
                                                    ============================================
Earnings per share:
   Continuing operations - diluted                     $ 0.28          $(0.02)           $ 0.26

                                                         Nine Months Ended September 30, 1998
                                                     ------------------------------------------
                                                                     Pro Forma
                                                       Historical   Adjustments       Pro Forma
                                                     ------------------------------------------
Net service revenues                                   $979.1           --              $979.1
Cost of services                                        826.3           --               826.3
Selling, general and administrative expenses            121.2        (15.4) (d)(e)       105.8
Depreciation                                              3.0           --                 3.0
Other expense, net                                        5.7         (1.4) (b)            4.3
Interest expense and finance charges, net                11.8         (2.9) (c)            8.9
                                                     ------------------------------------------
  Earnings before income taxes                           11.1         19.7                30.8

Provision for income taxes                                4.4          7.9  (h)           12.3
                                                     ------------------------------------------
  Earnings from continuing operations                  $  6.7       $ 11.8              $ 18.5
                                                     ==========================================
Earnings per share:
  Continuing operations - diluted                      $ 0.29       $ 0.48              $ 0.77

                                                         Nine Months Ended September 30, 1997
                                                     ------------------------------------------
                                                                     Pro Forma
                                                       Historical   Adjustments       Pro Forma
                                                     ------------------------------------------
Net service revenues                                   $974.0       $(15.3) (g)         $958.7
Cost of services                                        821.9        (12.9) (g)          809.0
Selling, general and administrative expenses            103.5         (0.6) (a)(d)(g)    102.9
Depreciation                                              3.9         (0.5) (g)            3.4
Other expense, net                                        4.3          0.1  (b)(f)         4.4
Interests expense and finance charges, net               12.7         (3.0) (c)            9.7
                                                     ------------------------------------------
  Earnings before income taxes                           27.7          1.6                29.3

Provision for income taxes                                9.6          2.1  (h)           11.7
                                                     ------------------------------------------
  Earnings from continuing operations                  $ 18.1       $ (0.5)             $ 17.6
                                                     ==========================================
Earnings per share:
  Continuing operations - diluted                      $ 0.76       $(0.03)             $ 0.73

Notes to Pro Forma Consolidated Statement of Operations
  (a) Eliminates a $1.9 million ($1.1 million net of tax) pension curtailment gain recorded in the third quarter of 1997.
  (b) Reflects reduction in the carrying value of certain intangible assets.
  (c) Reflects the interest expense reduction relating to debt restructuring activities and assumes the $125 million principal amount of 9 5/8% senior subordinated notes due 2007 remains outstanding.
  (d) Eliminates expenses relating to restructuring activities and other provisions.

(e) Eliminates the $14.4 million ($8.6 million net of tax) non-recurring charge in the 1998 second quarter resulting from the reorganization of administrative support operations following the sale of the electronic security services business, the reduction of certain intangible assets and other provisions.
(f) Eliminates the $2.2 million gain recorded in the first quarter of 1997 for the sale of the armored security services operation.
(g) Elimination of revenues and expenses associated with the armored security services operation.
(h) Reflects a tax effect of pro forma adjustments applying an estimated federal, state and foreign tax rate of 40% for all periods presented.

Earnings from Discontinued Operations
Year-to-date 1998 earnings from discontinued operations reflect a net $42.5 million after-tax gain on the sale of the Company's electronic security services business. This amount is partially offset by a $15.9 million charge, net of tax, to reduce the Company's investment in its courier services business and to provide for costs associated with the disposition.

Extraordinary Item
The Company recorded a $6.3 million extraordinary charge, net of tax, in the second quarter of 1998 for the call premium associated with early redemption of $150 million principal amount of 9 1/8% senior subordinated notes due 2003 and the write-off of certain deferred financing fees.

Cash Flow
The Company generated cash flow from continuing operations of $23.5 million for the first nine months of 1998 and $5.8 million for the first nine months of 1997. Capital expenditures totaled $4.4 million and $2.7 million for the first nine months of 1998 and 1997, respectively.

Liquidity
Cash proceeds of approximately $425 million from the Company's sale of its electronic security services business to ADT Security Services were used to reduce debt and to invest in short-term cash equivalents. Total balance sheet debt decreased to $126.3 million at September 30, 1998, from $338.7 million at December 31, 1997. Cash and cash equivalents totaled $112.5 million at September 30, 1998, versus $8.0 million at December 31, 1997.

On March 24, 1997, the Company completed a refinancing pursuant to which it issued $125 million principal amount 9 5/8% senior subordinated notes due 2007 and replaced its existing term loan, revolving credit and letter of credit facilities with a new revolving credit facility with up to $155 million letter of credit availability subject to an overall limit on the aggregate amount outstanding under both facilities of $285 million. This new credit facility was amended and restated as of June 30, 1998, to accommodate effects of the sale of the electronic security services business. Total commitments available under the facility were reduced from $285 million to $225 million, with a sub-limit on letters of credit outstanding of $125 million. There are no scheduled commitment reductions prior to maturity on March 31, 2002. At September 30, 1998, no amounts were owed under the revolving credit facility and letters of credit totaling $93.2 million were issued and outstanding.

The Company has an accounts receivable facility providing for the sale of a $120 million undivided interest in a revolving pool of customer receivables. Other current assets at September 30, 1998 and December 31, 1997 included interest bearing cash deposits of $25.3 million and $17.6 million, respectively, which were held in trust under the terms of the accounts receivable facility. These deposits represent collections held back based on the amount of eligible receivables in the revolving receivables pool. The facility matures in the fourth quarter of 1998. The Company will replace it with a similar facility at that time.

Year 2000

General
All computer programs and software applications were originally drafted to accept any numerical two-digit entry as an acceptable means of input for date fields. As a result, computer applications and software may recognize an input of two zeros (00) as the improper year of 1900. This incorrect date recognition could cause systems and software malfunctions that could have a material effect on business operations.

Company's Readiness
To ensure minimal business interruption due to computer failure, the Company has performed a review of various software and computer applications that were likely to be affected by the Year 2000 problem. Both "IT systems" and "non-IT systems" were reviewed. IT systems refer to all pre-packaged and internally developed software applications and programs. Non-IT systems refer to various business machines that have "embedded" computer language, examples of which are computer integrated circuits ("chips") and telephone switches. The review was completed by using current Company employees as well as various computer consulting vendors.

The Company's response is being conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 compliance. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps are being, and will be taken, such as the reprogramming or purchasing of system software. Finally, all systems and software modifications will be tested and then implemented at all necessary levels. The Company has substantially completed the corrective phase and is transitioning into the testing and implementation phase.

Company Risks and Contingency Plans
The review tested systems crucial to the operations of the Company such as its payroll and client billing and its logistical security guard scheduling systems. Approximately 65% of the Company's systems are currently Year 2000 compliant. Those systems identified as non-compliant or in need of replacement are being upgraded or replaced. The Company expects these modifications to be completed in all material aspects by year-end 1999.

In the worst case scenario, failure of the payroll, client billing or guard scheduling systems could impact the efficient processing of payroll, billing for services or the scheduling of security guards to their posts. Should this occur, the Company has a contingent backup plan to make sure the security guards are paid and customers are billed by utilizing an existing on-line system. The lack of a computer scheduling system would be handled by the use of a manual backup system.

The likely financial and non-financial impact of third party computer systems on the Company has not been quantified, as the Company cannot predict other businesses' Year 2000 efforts. However, no single customer or third party vendor of the Company could likely generate a material adverse impact on Company operations. The Company will continue to assess its exposure to any potential risks.

Costs of Compliance
To date, the Company has incurred approximately $0.5 million in costs in remediation of its Year 2000 problems, which includes computer consultant costs and system modifications. Estimates of the remaining cost of compliance is deemed by the Company not to be material. Independent of the Year 2000 issue, the Company has had in process an upgrading or replacement of certain systems and obsolete hardware to enhance their functionality.

The Company's Year 2000 analysis and disclosure contains "forward looking" statements about matters that are inherently difficult to predict. Such statements include statements regarding the intent, opinion and current expectations of the Company and its management. Such "forward looking" statements involve risks and uncertainties that may affect future developments, such as, the inability to deal with a Year 2000 issue due to a problem arising on the part of a third party or vendor. While the Company believes that it has implemented methodologies to address the Year 2000 issue so that it should not materially affect its financial position, future operating results or cash flows, no assurance can be given with respect to the ultimate outcome.


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

                          PART II. OTHER INFORMATION
                                   -----------------

Item 1. Legal Proceedings
        -----------------
     As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there is a pending lawsuit against the Company for recovery of alleged damages incurred as a result of the failure of its discontinued property and casualty insurance subsidiary ("Centaur") to satisfy its reinsurance obligations. On August 10, 1998 the Company, the California Insurance Commissioner as trustee of the Mission Insurance Companies Trust ("Mission Trust") and the Illinois Director of Insurance as rehabilitator of Centaur agreed to settle such lawsuit, subject to court approval. As part of such settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. The payments will not have an effect on Company earnings. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate.

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company had requested that its former subsidiary, Borg-Warner Automotive, Inc. ("Automotive"), indemnify it against certain past and future costs relating to environmental and financial liabilities associated with certain former automotive operations. Automotive had contested its indemnification obligation and the parties had submitted the matter to binding arbitration. Separately, Automotive had filed suit against the Company and certain current and former directors, officers and employees of the Company for damages arising from the 1993 spin-off of Automotive to the Company's stockholders. In May 1998, the Company and Automotive agreed to settle both the arbitration and the lawsuit. As part of the settlement, the parties agreed to dismiss the arbitration and litigation claims, and Automotive agreed to indemnify the Company for all of the next $2.9 million in future costs relating to the contested environmental and financing liabilities and 50% of the future costs thereafter.


Item 2. Changes in Securities
        ---------------------
        Inapplicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------
        Inapplicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits:
              27 - Financial Data Schedule.

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

Date:  November 16, 1998