Form 10-K405
period 1998-12-31
BORG WARNER SECURITY CORP
filed 1999-03-31
CIK 817945

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D. C.   20549

                                _______________

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number: 1-5529

                                 ______________

                        Borg-Warner Security Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-3408028
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

                           200 South Michigan Avenue
                            Chicago, Illinois 60604
                                 (312) 322-8500
         (Address and telephone number of principal executive offices)
                               __________________

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered
----------------------             ---------------------------------------------
Common Stock, par value $.01 per share            New York Stock Exchange
9-5/8% Senior Subordinated Notes due 2007         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                              ___________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes X    No
                          ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

The aggregate market value of the voting stock of the registrant held by stockholders (not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc. (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant)) on March 5, 1999 was approximately $413.9 million. As of March 5, 1999, the registrant had 23,904,760 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

     Document                                 Part of Form 10-K into which
     --------                                 ----------------------------
                                              incorporated
                                              ------------

The Company's annual report to stockholders   Parts I, II and IV
for the year ended December 31, 1998

The Company's proxy statement for the 1999    Part III
annual meeting of stockholders

BORG-WARNER SECURITY CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 1998
INDEX


        Item Number                                               Page
        -----------                                               ----


PART I

1.  Business                                                      3
2.  Properties                                                    8
3.  Legal Proceedings                                             8
4.  Submission of Matters to a Vote of Security Holders          10

PART II

5.  Market for the Registrant's Common Stock
     and Related Stockholder Matters                             11
6.  Selected Financial Data                                      11
7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations               11
7A. Quantitative and Qualitative Disclosures
     About Market Risk                                           12
8.  Financial Statements and Supplementary Data                  12
9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                      12

PART III

10. Directors and Executive Officers of the Registrant           13
11. Executive Compensation                                       13
12. Security Ownership of Certain Beneficial
     Owners and Management                                       13
13. Certain Relationships and Related Transactions               13

PART IV

14. Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                                     14

                                     PART I

Item 1.   Business

     The Company is North America's largest supplier of contract guard and related security services. As a result of its significant market presence, breadth of product offerings and strategic alliances, the Company is well positioned to service local, multi-location and national accounts and provide total security solutions to its customers.

     The Company provides guard services, as well as background screening, contract employment and investigative services, to approximately 14,000 clients in the United States, Canada, the United Kingdom and Colombia. The Company services these clients with approximately 73,000 employees in approximately 300 offices under the Wells Fargo, Burns, Globe and other service marks.

     The Company supplies contract uniformed and plainclothes security officers, who may or may not be armed, to perform a wide variety of tasks. These security officers patrol and monitor commercial, financial, industrial, residential and governmental facilities providing deterrence against crime and breach of governmental security regulations and detection of fire, accidents and other casualties. The security officers also monitor electronic systems and control public and employee access to facilities. Specialized assignments include nuclear and conventional electric power plant security, pre-departure screening of passengers and luggage at airports, access control at health care and educational facilities, background screening, investigative services and contract staffing services.

     The Company employs approximately 67,500 security officers. Security officers undergo a standardized pre-employment screening program that features mandatory drug screening, criminal record checks at the county and municipal court level and verification of consumer credit reports, social security information and drivers' license records. Security officers receive classroom orientation and field training in safety, first aid and security techniques and in the handling of specific problems applicable to particular industries or situations.

     The Company markets guard services through approximately 150 sales representatives nationwide and in Canada, the United Kingdom and Colombia. Sales personnel operate out of local branch and sales offices. The Company also bids on contracts with governmental agencies.

     Physical security service contracts generally provide for such services on a continuing basis and generally are terminable by either party upon 30 to 60 days notice. Charges for services are negotiated with customers and are based upon payment of a specified amount per service hour. Typically, such charges are adjusted for any change in any law, ruling or collective bargaining agreement causing a change in work hours, wage rates, working conditions or other costs. Investigative services are generally provided under specific arrangements, with charges varying according to the nature of the assignment.

     Information concerning the revenues and identifiable assets of the Company is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements.

Electronic Security Services

     On May 29, 1998, the Company sold its electronic security services business, Wells Fargo Alarm Services ("Alarm"), to ADT Security Services, a subsidiary of Tyco International, Ltd. ("ADT") for approximately $425 million plus the assumption of approximately $6 million of debt by the buyer. The Company recorded a net after-tax gain of $42.5 million for the transaction in the second quarter. As a result of the sale, the division's results have been restated and reflected as discontinued operations for all periods presented.

     Through Alarm, the Company provided integrated electronic security systems, including intrusion and fire detection, sprinkler and critical industrial process monitoring, closed circuit television and access control. Alarm designed, installed, monitored and serviced electronic security systems located on the premises of commercial and residential customers in the United States and Canada under the Wells Fargo and Pony Express service marks. Alarm also provided, under the Bel-Air Patrol trade name, an integrated guard, patrol and alarm service to customers in Bel Air, Beverly Hills and other Los Angeles communities. The unit had approximately 2,200 employees.

     The Company and ADT entered into a strategic alliance agreement for the furnishing of electronic and physical security services to their respective clients.

Loomis, Fargo & Co.

     In January 1997, the Company's armored transport unit contributed substantially all of its assets and assigned certain of its liabilities to Loomis, Fargo & Co. ("Loomis Fargo"), a newly established corporation, in exchange for 49% of Loomis Fargo's outstanding common stock and a cash payment of approximately $105 million (net of transaction costs, but subject to certain adjustments).

     The Company agreed to indemnify Loomis Fargo for environmental liabilities associated with existing underground storage tanks and other known and identified environmental liabilities. Such indemnification obligation continued until December 31, 1998. Refer to the discussion of environmental proceedings on page 9. The Company also agreed to indemnify Loomis Fargo against certain other claims, including claims relating to cargo losses and taxes.

     The Company and the former Loomis shareholders entered into a stockholders agreement providing that Loomis Fargo's board of directors initially will consist of seven directors: three directors nominated by the Company; three directors nominated by the former Loomis shareholders; and the Loomis Fargo chief executive officer. The number of directors that may be designated pursuant to the stockholder agreement may be adjusted if either the Company or the former Loomis shareholders reduce their ownership stake in Loomis Fargo. The stockholder agreement provides that the vote of five of the seven directors is required for Loomis Fargo to engage in certain specified activities.

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

     The Company is a party to collective bargaining agreements with various local unions covering approximately 6,100 employees. The collective bargaining agreements expire at various dates from 1999 to 2001 and relate, among other things, to wages, hours and conditions of employment. Under section 9(b)(3) of the National Labor Relations Act, if a union admits to membership, or is affiliated directly or indirectly with a union that admits to membership of employees other than guards, an employer of guards can refuse to bargain with such union and such union cannot be certified as the representative of a unit of guards. As a result, the Company has in many instances refused to recognize or withdrawn recognition of labor organizations that admit as members employees other than guards.

Competition

     The Company competes with major national and international firms and numerous smaller regional and local companies providing similar services. Competition in the security guard industry is based on price in relation to the quality of service, the scope of services performed, the extent and quality of guard supervision, recruiting and training and name recognition.

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

     The Company generally obtains customer indemnification or liability limitations in its contracts to mitigate this risk exposure. The Company carries insurance of various types, including workers' compensation, automobile and general liability coverage. These policies include deductibles per occurrence for which the Company is self-insured. The Company obtains its insurance at rates and upon terms negotiated periodically with various underwriters. The loss experience of the Company and, to some extent, other protective services companies affects premium rates charged to the Company. The Company does not believe that limitations on, or the uncertainty of, insurance coverage for punitive damages in certain states in which it operates is likely to be material, based upon the Company's prior experience with punitive damages claims. The Company also attempts to manage its risk liability through analysis of customer facilities, customer profiles and employee screening, training, supervision and evaluation.

Discontinued Operations

     On May 29, 1998, the Company sold its courier services business, Pony Express Delivery Services, Inc. In the first quarter of 1998, the Company recorded a $15.9 million after-tax charge to reduce its investment in this business and to provide for costs associated with its disposition. The Company did not record a gain or loss as a result of completing the sale.

     Since September 1996, the Company had treated its courier services unit as a discontinued operation. The unit transported time-sensitive packages for commercial businesses and non-negotiable financial documents for Federal Reserve banks and financial institutions in 36 states under the Pony Express(R) service mark. The unit employed approximately 3,600 persons and used a fleet of approximately 3,000 vehicles, many of which were vehicles provided by the unit's employees. The courier services unit operated both as a common and contract carrier and used a combination of tariffs and shipping contracts to control the terms, conditions and rates applicable to the transportation of shipments. Rates were dependent upon many factors, including the weight and type of the shipped item, the distance and urgency of the shipment and the geographical location.

     As previously mentioned, the May 29, 1998 sale of Alarm caused the Company's results to be restated and for Alarm to be reflected as a discontinued operation for all periods presented.

Trademarks and Patents

     The Company maintains several service marks of importance to the Company's business. The Company believes that its rights in these marks are adequately protected and of unlimited duration. While the Company has patents it considers to be important to the overall conduct of its business, it does not consider any particular patent, or group of related patents, essential to its operations. For both the United States and foreign patents, their expiration, individually or in the aggregate, is not expected to have any material effect on the Company's financial condition or results of operations.

     The Company entered into an agreement with Borg-Warner Automotive, Inc. ("Automotive") effective July 31, 1998 whereby the Company sold its rights to the "Borg-Warner" name and mark in the security field. Automotive granted the Company an exclusive, royalty-free license to use the "Borg Warner" name and mark in the security field for a four-year period.

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 1, 1999.


Name                   Age      Position With Company

J. Joe Adorjan          60      Chairman of the Board
John A. Edwardson       49      Chief Executive Officer and President
John D. O'Brien         56      Senior Vice President
Timothy M. Wood         51      Vice President, Finance
Robert E. T. Lackey     50      Vice President, General Counsel and Secretary


     Mr. Adorjan has been a director of the Company since 1993, Chairman of the Board (since January 1996), Chief Executive Officer (from October 1995 to March
1999) and President (from April 1995 to March 1999). Mr. Adorjan was President of Emerson Electric Co., a manufacturer of electronic, electrical and other products, from 1992 to 1995. Mr. Adorjan is also a director of The Earthgrains Company, ESCO Electronics Corporation, Goss Graphic Systems, Inc. and Loomis, Fargo & Co.

     Mr. Edwardson was appointed Chief Executive Officer and President of the Company in March 1999 and will be presented for election to the board of directors at the Company's Annual Meeting on April 20, 1999. Mr. Edwardson was President of United Airlines from July 1994 to September 1998 and Chief Operating Officer of United Airlines from April 1995 to September

1998. Mr. Edwardson was also Executive Vice-President and Chief Financial Officer of Ameritech Corp. from March 1991 to July 1994. Mr. Edwardson is a director of Household International and Focal Communications Corporation.

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

Item 2.   Properties

     The Company and its subsidiaries maintain general offices in various cities in the United States, Canada, the United Kingdom and Colombia. At December 31, 1998, the Company occupied approximately 300 branch and satellite offices, all but one of which were leased. The Company leases approximately 57,000 square feet of office space in Chicago, Illinois for its executive offices. However, it currently subleases 23,000 square feet of such office space to third parties. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

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

     Centaur Litigation

     The Company's discontinued property and casualty insurance subsidiary ("Centaur") ceased writing insurance in 1984 and has been operating under rehabilitation since September 1987. Rehabilitation is a process supervised by the Illinois Director of Insurance to attempt to compromise claim liabilities at an aggregate level that is not in excess of Centaur's assets. In rehabilitation, Centaur's assets are being used to satisfy claim liabilities under direct insurance policies written by Centaur. Any remaining assets will be applied to Centaur's obligations to other insurance Companies under remaining reinsurance contracts.

     On August 10, 1998 the Mission Trust and the Company agreed to settle the suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As a part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Any future payments by the Company will not have an effect on Company earnings. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. Additionally, the Illinois Director of Insurance, on behalf of the Centaur estate, and the Company agreed to exchange mutual releases of any remaining liability of the Company to the Centaur estate. The parties have finalized and executed the settlement and release agreements. The required court approvals of the settlement are being sought by the parties with final approval and dismissal of the lawsuit anticipated by the end of the first half of 1999.

     Environmental Proceedings

     The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at a number of hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. In addition, the Company has or may have liability for environmental matters at properties it presently or previously owned or leased. Based on currently available information, the Company believes that none of these matters individually or in the aggregate will have a material adverse affect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in its financial statements in the aggregate amount of approximately $5 million (relating to environmental matters with respect to discontinued operations of the

Company). While estimates of liability for environmental matters can vary over time due to, among other things, changes in laws, technology or available information, the Company believes that such provisions for indicated environmental liabilities have been established on a basis consistent with generally accepted accounting principles.

     Loomis, Fargo Indemnification Claims

     In November and December, 1998, Loomis, Fargo made various claims against the Company for indemnification under the Contribution agreement dated November 28, 1996 for certain cargo losses and environmental losses. The Company has objected to the claims. If the parties are unable to resolve their dispute, it will be referred to arbitration as provided for under the Contribution Agreement.


Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1998.

                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
                                    Matters

     As of March 5, 1999, there were approximately 150 holders of record of Common Stock.

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

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter during 1997 and 1998 were:

                 Quarter Ended          High           Low
                 -------------          ----           ---
1997             March 31               $15 1/8        $10 1/8
                 June 30                 18             13 3/4
                 September 30            19 9/16        16 1/8
                 December 31             19 3/4         15 1/4

1998             March 31               $19 7/16       $15 5/16
                 June 30                 24 3/4         17 7/8
                 September 30            23 1/16        13 1/4
                 December 31             20 1/16        13 1/16


Item 6.    Selected Financial Data

     The selected financial data for the five years ended December 31, 1998, with respect to the following line items shown under the "Consolidated Statistical Review" on page 18 of the Annual Report, are incorporated herein by reference and made a part of this Report: net service revenues; earnings (loss) from continuing operations; earnings (loss) from continuing operations per share; total assets; and, total debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations (set forth on pages 20 through 23) in the Annual Report are incorporated herein by reference and made a part of this Report.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     Disclosures about market risk are contained within page 23 of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, and are incorporated herein by reference and made a part of this report.

Item 8.    Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company (set forth on pages 24 through 38) in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1998 and 1997 is set forth in Note 15 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Inapplicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     Information with respect to directors and nominees for election as directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. Information with respect to executive officers of the Company is set forth in Part I of this report. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11.    Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" on pages 8 and 9, and "Compensation of Directors" on pages 5 and 6, of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's common stock, by directors and nominees for director of the Company and by all directors and executive officers of the Company as a group is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 6 through 8 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 18 of the Company's proxy statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth on pages 24 through 38 of the Annual Report, and the Independent Auditors' Report, set forth on page 39 of the Annual Report, are incorporated herein by reference:

       Consolidated Statement of Operations--three years ended December 31, 1998

       Consolidated Balance Sheet--December 31, 1998 and 1997

       Consolidated Statement of Cash Flows--three years ended December 31, 1998

       Consolidated Statement of Shareholders' Equity--three years ended December 31, 1998

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

     (b)  Reports on Form 8-K.
          No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1998.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Borg-Warner Security Corporation

We have audited the consolidated financial statements of Borg-Warner Security Corporation (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 2, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Borg-Warner Security Corporation listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------

DELOITTE & TOUCHE LLP


Chicago, Illinois
February 2, 1999

                                                                     SCHEDULE II

                       BORG-WARNER SECURITY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 ($ MILLIONS)


COLUMN A                                  COLUMN B                  COLUMN C                 COLUMN D         COLUMN E
                                         ----------       ---------------------------       ----------       ----------
Years Ended December 31,
                                                                   Additions
                                                          ---------------------------
                                         Balance at       Charged to       Charged to                        Balance at
                                         Beginning         Costs and          Other                           Close of
Description                              of Period         Expenses         Accounts        Deductions         Period
                                         ----------       ----------       ----------       ----------       ----------
1996
Allowance for Doubtful Accounts                $5.9             $2.9             $2.0             $5.4             $5.4
                                         ==========       ==========       ==========       ==========       ==========
1997
Allowance for Doubtful Accounts                $5.4             $3.1             $0.4             $4.9             $4.0
                                         ==========       ==========       ==========       ==========       ==========
1998
Allowance for Doubtful Accounts                $4.0             $5.1             $0.3             $2.4             $7.0
                                         ==========       ==========       ==========       ==========       ==========

The above table sets forth the valuation and qualifying accounts for the previous three years. Previously reported amounts have been restated to reflect the discontinued operations related to the May 29, 1998 sales of the Company's electronic security division and the Company's courier services division.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORG-WARNER SECURITY CORPORATION


By /s/ J. Joe Adorjan
   ------------------

J. Joe Adorjan
Chairman of the Board, Chief Executive Officer and President*

Date:  February 2, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this day of February 2, 1999.


Signature                                  Title
---------                                  -----
/s/ J. Joe Adorjan                     Chairman of the Board, Chief Executive
---------------------------------      Officer and President* and Director
    J. Joe Adorjan                     (Principal Executive Officer)

/s/ Timothy M. Wood                    Vice President, Finance
---------------------------------      (Principal Financial and Accounting Officer)
    Timothy M. Wood

/s/ James J. Burke, Jr.                Director
---------------------------------
    James J. Burke, Jr.

/s/ Albert J. Fitzgibbons, III         Director
---------------------------------
    Albert J. Fitzgibbons, III

/s/ Arthur F. Golden                   Director
---------------------------------
    Arthur F. Golden

* Effective 3/1/99, resigned as Chief Executive Officer and President

/s/ Dale W. Lang                       Director
-------------------------------
    Dale W. Lang

/s/ Robert A. McCabe                   Director
-------------------------------
    Robert A. McCabe

/s/ Andrew McNally, IV                 Director
-------------------------------
    Andrew McNally IV

/s/ Alexis P. Michas                   Director
-------------------------------
    Alexis P. Michas

/s/ H. Norman Schwarzkopf              Director
-------------------------------
    H. Norman Schwarzkopf

/s/ Donald C. Trauscht                 Director
-------------------------------
    Donald C. Trauscht

/s/ John A. Edwardson*                 *Chief Executive Officer and President
-------------------------------         Effective 3/1/99
    John A. Edwardson                   Signature date:  March 16, 1999

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                                 EXHIBIT INDEX

Exhibit
Number   Document Description
-------  -----------------------------------------------------------------------

*3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

*3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

*4.1 Amended and Restated Credit Agreement dated as of June 30, 1998 among the Company, the lenders party thereto and the agents named therein (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

*4.2 Indenture dated as of April 1, 1986 by and between Borg-Warner and Harris Trust and Savings Bank, entered into in connection with the registration of up to $150,000,000 of Debt Securities and Warrants to Purchase Debt Securities for issuance under a shelf registration on Form S-3 (incorporated by reference to Registration Statement No.
         33 4670).

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

+*10.1 Borg-Warner Corporation Management Stock Option Plan, as amended through January 19, 1993 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

+*10.2 Borg-Warner Security Corporation Directors Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

+*10.3 Borg-Warner Security Corporation 1993 Stock Incentive Plan, conformed to include amendments thereto (incorporated by reference to Exhibit
         10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.4 Borg-Warner Security Corporation Performance Share Plan, conformed to include amendments thereto (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.5 Borg-Warner Security Corporation Executive Officer Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.6 Employment Agreement dated as of March 28, 1995 for J.J. Adorjan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

+*10.7 Amendment to Employment Agreement dated as of September 5, 1997 for J.J. Adorjan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997).

+*10.8 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and J.J. Adorjan. (incorporated by reference to Exhibit
         10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.9 Employment Agreement dated September 5, 1997 for J.D. O'Brien (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.10 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and J.D. O'Brien (incorporated by reference to Exhibit
         10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

+*10.11 Employment Agreement dated September 5, 1997 for T.M. Wood (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.12 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and T.M. Wood (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

 +10.15 Consulting Agreement amended as of August 31, 1998 between the Company and H. Norman Schwarzkopf.

 *10.16 Contribution Agreement dated as of November 28, 1996 by and among the Company, Wells Fargo Armored Service Corporation, Loomis-Wells Corporation (now known as Loomis, Fargo & Co.), Loomis Holding Corporation and Loomis Stockholders Trust (incorporated by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 7, 1997).

 +10.17  Employment Agreement dated February 23, 1999 for  J. A. Edwardson.

 +10.18  Employment Agreement dated August 31, 1998 for R. E. T. Lackey.

  10.19 Stock Purchase Agreement, dated as of April 17, 1998, among ADT Security Services, Inc., Tyco International (US) Inc. and the Company relating to the purchase and sale of the common stock of Wells Fargo Alarm Services, Inc., BW-Canada Alarm (Wells Fargo) Corporation and Wells Fargo Pyro Technologies, Inc.

  10.20 Stock Purchase Agreement, dated as of April 22, 1998, by and between the Company and Mustang Holdings, Inc. relating to the purchase and sale of the common stock of Pony Express Delivery Services, Inc.

 *10.21 Amended and Restated Credit Agreement dated as of June 30, 1998 among the Company, Lenders listed therein, Canadian Imperial Bank of Commerce, as Documentation Agent, NationsBank N.A., as Syndication Agent, and Bankers Trust Company, as Administrative Agent related to the Company's receivables facility (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

+*10.22 Borg-Warner Security Corporation's 1999 Stock Incentive Plan (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 19, 1999).

13       Portions of the 1998 Annual Report to Stockholders.
21       Subsidiaries of the Company.
23       Consent of Deloitte & Touche LLP.
27       Financial Data Schedule.
99       Cautionary Statement.
_________

*    Incorporated by reference.
+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)

                     [THIS PAGE INTENTIONALLY LEFT BLANK]