Form 10-Q
period 1999-03-31
BORG WARNER SECURITY CORP
filed 1999-05-17
CIK 817945

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT


                        Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1999
                         Commission file number: 1-5529

                       BORG-WARNER SECURITY CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                           13-3408028
--------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                              Identification No.)



200 South Michigan Avenue, Chicago, Illinois                      60604
--------------------------------------------                   ------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:        (312)  322-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X      NO
                                          ---        ---

On April 30, 1999 the registrant had 23,981,816 shares of Common Stock outstanding.

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                March 31, 1999

                                     INDEX


PART I.     FINANCIAL INFORMATION                                           PAGE
            ---------------------                                           ----

   Item 1.  Financial Statements
            Consolidated Statement of Operations for
             the Three Months Ended March 31, 1999 and 1998..................  2
            Condensed Consolidated Balance Sheet
             at March 31, 1999 and December 31, 1998.........................  3
            Consolidated Statement of Cash Flows for
             the Three Months Ended March 31, 1999 and 1998..................  4
            Notes to the Consolidated Financial Statements...................  5

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 13


PART II.    OTHER INFORMATION
            -----------------

   Item 1.  Legal Proceedings ............................................... 14

   Item 2.  Changes in Securities ........................................... 14

   Item 3.  Defaults Upon Senior Securities ................................. 14

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 14

   Item 5.  Other Information................................................ 14

   Item 6.  Exhibits and Reports on Form 8-K................................. 14

SIGNATURES................................................................... 15

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------
                         ITEM 1.  FINANCIAL STATEMENTS

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                Three Months Ended March 31,
                                                          ---------------------------------------
                                                                 1999                  1998
                                                          -----------------      ----------------
Net service revenues                                              $   330.5             $   318.6
Cost of services                                                      277.4                 269.1
Selling, general and administrative expenses                           37.7                  35.7
Depreciation                                                            1.2                   1.0
Other (income) expense, net                                            (0.2)                  2.4
Interest expense and finance charges, net                               3.8                   4.2
                                                          -----------------      ----------------
   Earnings before income taxes                                        10.6                   6.2
Provision for income taxes                                              4.1                   2.3
                                                          -----------------      ----------------
   Earnings from continuing operations                                  6.5                   3.9
Loss from discontinued operations, net
of income taxes                                                          --                 (19.1)
                                                          -----------------      ----------------
   Net earnings (loss)                                            $     6.5             $   (15.2)
                                                          =================      ================
Earnings (loss) per common share - basic:
   Continuing operations                                          $    0.27             $    0.17
   Discontinued operations                                               --                 (0.81)
                                                          -----------------      ----------------
   Net earnings (loss) per share                                  $    0.27             $   (0.64)
                                                          =================      ================
Earnings (loss) per common share - diluted:
   Continuing operations                                          $    0.27             $    0.16
   Discontinued operations                                               --                 (0.79)
                                                          -----------------      ----------------
   Net earnings (loss) per share                                  $    0.27             $   (0.63)
                                                          =================      ================
Comprehensive earnings:
Net earnings (loss)                                               $     6.5             $   (15.2)
Other comprehensive earnings:
   Currency translation adjustment, net of $0.2
   million tax expense in 1998                                          0.1                   0.6
                                                          -----------------      ----------------
   Comprehensive earnings (loss)                                  $     6.6             $   (14.6)
                                                          =================      ================


  (The accompanying notes are an integral part of these financial statements)

        BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)

                                                                     March 31,                December 31,
ASSETS                                                                 1999                       1998
-------------------------------------------------------           ---------------            ---------------

    Cash and cash equivalents                                            $   74.9                   $  105.7
    Receivables, net                                                         52.6                       55.9
    Other current assets                                                    115.8                       68.9
                                                                  ---------------            ---------------
        Total current assets                                                243.3                      230.5

    Property, plant and equipment, at cost                                   44.8                       43.7
        Less accumulated depreciation                                        25.3                       25.6
                                                                  ---------------            ---------------
    Net property, plant and equipment                                        19.5                       18.1

    Net excess purchase price over net assets acquired                      111.8                      111.1
    Deferred tax asset, net                                                  42.4                       42.4
    Other assets                                                             30.4                       29.8
                                                                  ---------------            ---------------
       Total assets                                                      $  447.4                   $  431.9
                                                                  ===============            ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------

    Notes payable                                                        $    3.3                   $    2.3
    Accounts payable and accrued expenses                                   139.3                      130.5
                                                                  ---------------            ---------------
       Total current liabilities                                            142.6                      132.8

   Long-term debt                                                           124.5                      124.4
   Other long-term liabilities                                               75.2                       77.8

   Common stock                                                               0.2                        0.2
   Other shareholders' equity                                               104.9                       96.7
                                                                  ---------------            ---------------
       Total shareholders' equity                                           105.1                       96.9
                                                                  ---------------            ---------------
       Total liabilities and shareholders' equity                        $  447.4                   $  431.9
                                                                  ===============            ===============

  (The accompanying notes are an integral part of these financial statements)

         BORG-WARNER SECURITY CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (In millions of dollars)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                   ----------------------------------------------
OPERATING:                                                                                  1999                       1998
                                                                                   -------------------        -------------------
Continuing Operations:
Earnings from continuing operations                                                             $  6.5                     $  3.9
Adjustments to reconcile net earnings to net cash provided
  by continuing operations:
    Non-cash charges to earnings:
      Depreciation and amortization                                                                2.7                        3.0
      Other, net                                                                                  (0.2)                       0.8
    Changes in assets and liabilities:
      Decrease in receivables                                                                      5.1                        7.8
      Increase in other current assets                                                            (0.1)                      (1.2)
      Net change in accounts payable and accrued expenses                                         10.5                       (7.6)
      Net change in other long-term assets and liabilities                                        (4.3)                      (1.2)
                                                                                   -------------------        -------------------

    Net cash provided by continuing operations                                                    20.2                        5.5

Discontinued Operations:
Loss from discontinued operations                                                                   --                      (19.1)
Other cash related to discontinued operations                                                     (2.2)                       6.6
                                                                                   -------------------        -------------------
    Net cash used in discontinued operations                                                      (2.2)                     (12.5)
                                                                                   -------------------        -------------------
        Net cash provided by (used in) operating activities                                       18.0                       (7.0)
                                                                                   -------------------        -------------------

INVESTING:
Capital expenditures                                                                              (2.3)                      (1.6)
Net cash paid for acquisitions                                                                    (2.0)                        --
Other, net                                                                                         0.1                       (2.2)
                                                                                   -------------------        -------------------
        Net used in investing activities                                                          (4.2)                      (3.8)
                                                                                   -------------------        -------------------
FINANCING:
Increase in notes payable                                                                          1.0                        1.3
Decrease in debt outstanding under revolving credit facility                                        --                       16.3
Decrease in receivables sold                                                                     (47.4)                      (3.2)
Retirement of long-term debt                                                                        --                       (0.2)
Other, net                                                                                         1.8                        0.4
                                                                                   -------------------        -------------------
        Net cash (used in) provided by financing activities                                      (44.6)                      14.6
                                                                                   -------------------        -------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (30.8)                       3.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 105.7                        8.0
                                                                                   -------------------        -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 74.9                     $ 11.8
                                                                                   ===================        ===================

  (The accompanying notes are an integral part of these financial statements)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Borg-Warner Security Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three-month periods ended March 31, 1999 and March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

  (2) The Company owns 49% of the common stock of Loomis, Fargo & Co ("Loomis, Fargo"). This investment is accounted for under the equity method.

The Company recorded $0.2 million equity income in the first quarter of 1999 for its share of Loomis, Fargo income compared to a net loss of $0.4 million for the same period of 1998. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

  (3) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million plus the assumption of approximately $6 million of debt by the buyer. As a result of this transaction, the Company recorded a net after-tax gain of $42.5 million in the second quarter of 1998.

On May 29, 1998, the Company sold its courier services business. In the first quarter of 1998, the Company recorded a $15.9 million after-tax charge to reduce its investment in this business, to provide for costs associated with its disposition and for further anticipated losses prior to the sale. The courier services operation has been carried as a discontinued operation since September 1996.

As a result of the two sales, the assets, liabilities, results of operations and cash flows have been segregated and reported as discontinued operations for the three months ended March 31, 1998.

Revenues from discontinued operations were $92.5 million for the three-month period ended March 31, 1998. The $19.1 million loss from discontinued operations consisted of the $15.9 million courier services charge and a $3.2 million three-month loss from the electronic security services business.

  (4) The Company's provisions for income taxes for the three month periods ended March 31, 1999 and 1998 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

 (5) Other (income) expense, net is comprised of the following:

                                                   Three Months Ended
                                                       March 31,
                                         ------------------------------------
                                                1999                1998
                                         ---------------      ---------------

Loomis, Fargo (income) loss                    $(0.2)              $ 0.4
Excess Purchase price amortization               1.5                 2.0
Insurance settlement                            (1.5)                 --
                                         ---------------      ---------------
Total other (income) expense, net              $(0.2)              $ 2.4
                                         ===============      ===============

  (6) As part of a brand unification strategy (announced May 4, 1999), the Company entered into an agreement on March 30, 1999 (the "Agreement") with Wells Fargo & Company ("Wells Fargo") to relinquish a royalty-free license to the Wells Fargo name in the security field. In addition, Wells Fargo granted the Company a royalty-free license to use the Wells Fargo name and mark for a two-year period commencing on the date of the Agreement. Under the Agreement, Wells Fargo has reimbursed the Company for incurred and anticipated costs associated with converting operations to the Burns International Security Services name. This includes consulting services, uniform transformation and changing its trademarks, service marks and tradenames.

The Company earns the reimbursement as certain milestones are achieved, as set forth in the Agreement. The Company has accounted for the payment as a deposit that will be offset against brand unification and trademark repositioning costs.

  (7) Earnings per common share are based on average common shares outstanding and common share equivalents. Common share equivalents recognize the dilutive effects of common shares, which may be used in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):

                                                 Three Months Ended
                                                     March 31,
                                           ----------------------------
                                                1999            1998
                                           ------------    ------------
Basic EPS
  Average common shares outstanding           23,900          23,598

Diluted EPS
  Common share equivalents                       338             708
                                           ------------    ------------
  Average common shares outstanding
  and common share equivalents                24,238          24,306
                                           ============    ============

  (8) The allowance for doubtful accounts was $6.1 million at March 31, 1999 and $7.0 million at December 31, 1998, respectively. The accumulated amortization on excess purchase price over net assets acquired was $63.4 million at March 31, 1999 and $53.7 million at December 31, 1998.

The Company has a set of agreements to sell a revolving pool of trade accounts receivable to a special purpose subsidiary of the Company. The subsidiary sells up to a $120 million undivided interest in such accounts receivable. A component facility that matured April 26, 1999 was supplemented with a new facility as of December 31, 1998. At March 31, 1999, the subsidiary had purchased $135.1 million of the Company's accounts receivable and elected to sell a $35.0 million undivided interest in such receivables, less than the permitted maximum. At December 31, 1998, the subsidiary had purchased $135.7 million of the Company's accounts receivable and had sold an undivided interest therein equal to $120.0 million. The subsidiary's unsold interest in such receivables is considered an interest in a security and is included in "Other current assets." Also included in "Other current assets" at December 31, 1998 is $37.6 million of interest-bearing cash deposits held in trust under the terms of the maturing facility. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. No such cash deposits were required at March 31, 1999, under the new facility. The Company's retained interests in the receivables and cash deposits are generally restricted.


Supplemental Cash Flow Information:
Net cash payments for interest and income taxes were as follows (millions of dollars):

                                   Three Months Ended
                                        March 31,
                              ---------------------------
                                   1999           1998
                              ------------   ------------
Interest paid                     $ 6.7          $10.2
Income taxes paid                 $ 0.7          $(2.9)
 (refunded)


 (9) The following tables summarize the capitalization of the Company at March 31, 1999 and December 31, 1998 (millions of dollars):

                                                          March 31, 1999                    December 31, 1998
                                                 -------------------------------     -------------------------------
DEBT                                                Current          Long-Term          Current          Long-Term
                                                 -------------     -------------     -------------     -------------
9-5/8% senior subordinated notes (face
amount of $125 million due 2007)                      $  --            $124.5             $  --           $124.4

Unsecured notes (at an average rate of
7.1% in 1999 and 8.8% in 1998)                          3.3             --                  2.3             --
                                                 -------------     -------------     -------------     -------------

Total notes payable and long-term debt                $ 3.3            $124.5             $ 2.3           $124.4
                                                 =============     =============     =============     =============

                                      -8-

SHAREHOLDERS' EQUITY                                     March 31,             December 31,
(millions of dollars)                                      1999                   1998
                                                   -------------------     -------------------
Common stock                                             $  0.2                  $  0.2
Capital in excess of par value                             36.8                    35.2
Retained earnings                                          77.3                    70.8
Accumulated comprehensive loss                             (1.4)                   (1.5)
                                                   -------------------     -------------------
                                                          112.9                   104.7
Less treasury common stock, 2,768,339 shares
in 1999 and 1998, at cost                                  (7.8)                   (7.8)
                                                   -------------------     -------------------

   Total shareholders' equity                            $105.1                  $ 96.9
                                                   ===================     ===================


CAPITAL STOCK - NUMBER OF SHARES
(thousand of shares)                                     March 31,             December 31,
                                                           1999                   1998
                                                   --------------------    -------------------
Common stock, $.01 par value:
   Authorized                                            50,000.0                50,000.0
   Issued                                                24,069.6                23,879.1
   Outstanding                                           24,021.3                23,830.8

Series I non-voting common stock, $.01 par value:
   Authorized                                            25,000.0                25,000.0
   Issued                                                 2,720.0                 2,720.0
   Outstanding                                                 --                      --

Preferred stock, $.01 par value:
   Authorized                                             5,000.0                 5,000.0
   Issued and Outstanding                                      --                      --


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

On August 10, 1998 the Mission Trust and the Company agreed to settle the pending suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Any future payments will not have an effect on Company earnings. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. The parties have finalized and executed settlement and release agreements and the case was dismissed with prejudice on April 28, 1999.

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $4 million (relating to environmental matters with respect to disposed operations of the Company). Additionally, the Company will be indemnified by its former subsidiary, Borg-Warner Automotive, against certain future costs relating to environmental liabilities associated with certain former automotive operations.

In November and December, 1998, Loomis, Fargo made various claims against the Company for indemnification under the Contribution agreement dated November 28, 1996 for certain environmental, cargo losses and other matters. The Company and Loomis, Fargo have resolved the environmental matters and cargo losses without a material adverse effect on the Company. The Company is currently evaluating the remaining claims. If the parties are unable to resolve the balance of the dispute, it will be referred to arbitration as provided for under the Contribution Agreement.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (11) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The accumulated comprehensive loss balances as of March 31, 1999 and December 31, 1998 were $1.4 million and $1.5 million, respectively, and are included in shareholders' equity. The accumulated comprehensive loss balances for both periods consist solely of currency translation adjustments.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



SIGNIFICANT EVENTS
------------------

On May 4, 1999, the Company announced a brand unification strategy. The Company plans to unify its security services under a single brand name, Burns International. Additionally, on May 4, 1999, the Company announced that, subject to shareholder approval, it plans to change its name to Burns International Services Corporation. The brand unification will eliminate existing market confusion with Wells Fargo & Company ("Wells Fargo") and Borg-Warner Automotive, Inc.

As part of a brand unification strategy, the Company entered into an agreement on March 30, 1999 (the "Agreement") with Wells Fargo to relinquish a royalty-free license to the Wells Fargo name in the security field. In addition, Wells Fargo granted the Company a royalty-free license to use the Wells Fargo name and mark for a two-year period commencing on the date of the Agreement. Under the Agreement, Wells Fargo has reimbursed the Company for costs associated with the brand unification.

On April 20, 1999, the Company announced plans to repurchase 4,350,000 shares of its common stock from a group of Merrill Lynch affiliated entities (the "ML Group"). The agreed upon purchase price is $18.375 per share, or approximately $80 million, which represents a $0.50 discount to the closing market price on April 19, 1999. The purchase will be financed with existing cash reserves and borrowings under the Company's revolving credit facility. The purchase transaction has been approved by the Board of Directors subject to obtaining any necessary consents from the Company's bank lenders and bondholders. The share repurchase represents approximately 43% of ML Group's stock ownership in the Company. ML Group intends, subject to market conditions, to sell substantially all of its remaining shares in an underwritten public offering prior to year-end.

On May 12, 1999, the Company announced a cash tender offer for all its outstanding $125 million principal amount 9-5/8% senior subordinated notes due 2007. The tender offer is made upon the terms and conditions set forth in the Company's Offer to Purchase and Consent Solicitation dated May 12, 1999. Under the terms of the offer, the Company will purchase the notes at a price to be determined two business days prior to the expiration date of the tender offer and by reference to a fixed spread of 62.5 basis points over the yield to maturity of U.S. Treasury 6-1/4% Notes due February 28, 2002.

Included in the purchase price is a consent payment equal to $25 per $1,000 principal amount of the notes. The Company is seeking consents from the holders of the notes to certain proposed amendments, which will eliminate certain restrictive provisions of the indenture.

The Company intends to finance the purchase of the notes and payment of the consent fee from existing financing facilities and cash reserves. The tender offer will expire on June 9, 1999, unless extended or terminated by the Company.

On March 29, 1999, the Company settled insurance claims with several of its insurers for attorney fees and related expenses covered under a directors and officers insurance policy. The $1.5 million settlement agreement covers costs incurred from January 1996 through July 1997.

On August 10, 1998 the Mission Trust and the Company agreed to settle the pending suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. The parties have finalized and executed settlement and release agreements and the case was dismissed with prejudice on April 28, 1999.

RESULTS OF OPERATIONS
---------------------

Revenues

Net service revenues for the three months ended March 31, 1999 increased $11.9 million, or 3.7 %, over the comparable 1998 period. Excluding units affected by low-margin contract cancellations, revenue grew by 5.8%, including 3.4% from 1998 business acquisitions, and the remainder from new accounts and upward trends in billing rates and customer retention rates that began in the second half of 1998.

Costs and Expenses

Cost of services for the three months ended March 31, 1999 increased in line with revenue growth for the period. Expressed as a percentage of revenue, cost of services were 83.9% and 84.5% for the three months ended March 31, 1999 and 1998, respectively. Gross profit margins for the same periods increased from 15.5% to 16.1% as billing rate improvements covered wage rate increases.

Selling, general and administrative expenses for the three months ended March 31, 1999 increased $2.0 million, or 5.6%, over the comparable 1998 period. Increased costs reflect investments in the Company's sales and marketing force, development of new administrative centers, and upgrading its financial and operating information systems.

Included in other net (income) expense is the Company's share of the Loomis, Fargo net earnings. The Company recorded $0.2 million equity income in the first quarter of 1999 compared to a net loss of $0.4 million for the same period of 1998. Other income also included $1.5 million from a favorable insurance settlement in March 1999.

Net Interest Expense and Finance Charges

Despite approximately $0.5 million in non-recurring costs associated with the phase-out of the former accounts receivable financing facility, net interest
expense and finance charges continue to decrease.   This reflected lower debt
levels and lower borrowing costs. Interest expense for the three months ended March 31, 1999 was $3.8 million, a 9.5% decrease from the comparable 1998 period.

Loss from Discontinued Operations

The 1998 loss from discontinued operations reflects a $15.9 million after-tax charge to reduce the Company's investment in its former courier services operation, to provide for costs associated with its disposition and for further anticipated losses prior to its sale. Also included is a $3.2 million loss from the Company's discontinued alarm services business.

Cash Flow

Cash flow from continuing operations improved to $20.2 million for the period ended March 31, 1999. The $14.7 million increase from 1998 reflects higher earnings from continuing operations and the reimbursement deposit from Wells Fargo. The Company paid $2.2 million for retained liabilities related to its discontinued operations.

Cash and cash equivalents decreased $30.8 million to $74.9 million at March 31, 1999, primarily due to the curtailed usage of the Company's accounts receivable facility.

Liquidity

Net balance sheet debt increased $31.9 million to $52.9 million at March 31, 1999. The increased debt level mirrors a reduction in the sale of interests in accounts receivable by a special purpose subsidiary of the Company. The Company elected to reduce funding from such sales, net of cash deposits held back and based on the amount of eligible receivables in the pool, from $82.4 million at December 31, 1998 to $35.0 million at March 31, 1999.

The Company maintains a $225 million bank line of credit, of which a maximum of $125 million may be accessed through letters of credit. Letters of credit totaled $85.4 million at March 31, 1999. There were no borrowings under the line.

The company believes that cash flow from operations, together with existing cash and borrowing capacity, is adequate to meet its capital needs.


Year 2000

General

Since the inception of computers, software applications were programmed to identify a year as a two-digit data field. In the new Millennium, computer applications and software may recognize the year 2000 as two zeros (00) or 1900. This incorrect date recognition could cause systems and software malfunctions that could have a material effect on business operations.

Company's Readiness

To ensure minimal business interruption due to computer failure, the Company has performed a review of all software and computer applications for the Year 2000 entry. Both "IT systems" and "non-IT systems" were reviewed. IT systems refer to all pre-packaged and internally developed software applications and programs. Non-IT systems refer to various business machines that have "embedded" computer language, examples of which are computer integrated circuits ("chips") and telephone switches. The review was completed using company internal technicians, as well as outsider consulting firms.

System date remediation is being conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 impact. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps have been, and will be taken, such as the reprogramming or purchasing replacement system software. Finally, all systems and software modifications will be tested and then implemented at all necessary levels. The Company has completed the assessment and corrective phases for all operationally crucial systems. The Company is currently testing and implementing the systems.

Specifically, the proprietary source-to-gross payroll system has been remediated and in production since November 1997. The packaged gross-to-net payroll system will be Year 2000 compliant with a new vendor release in the second quarter of 1999. The general ledger, accounts payable, accounts receivable and invoicing systems will be replaced with new purchased, compliant software by the end of the third quarter of 1999. The upgraded proprietary logistical security guard scheduling system is Year 2000 compliant and has been installed and tested in approximately 45% of all sites. Overall, the Company expects that all system upgrades, replacements, installations and testing will be completed in all material aspects by December 1, 1999.

Company Risks and Contingency Plans

Operationally, the worst case scenario would be the failure of the payroll or guard scheduling systems. In that event, the payroll system would be backed up by a manual/automated system for the processing of paychecks and the scheduling system would be backed up by an on-line, time-entry system that would prevent any material business interruption.

The likely financial and non-financial impact of non-compliant third party computer systems on the Company has not been quantified, as the Company cannot predict other businesses' Year 2000 efforts. However, no single customer or third party vendor of the Company could likely generate a material adverse impact on Company operations. The Company will continue to assess its exposure to any potential risks.

Costs of Compliance

To date, the Company has spent approximately $0.6 million toward remediation of its Year 2000 problems, which includes computer consultant costs. Estimates of the remaining cost of compliance are deemed not material by the Company. Independent of the Year 2000 issue, the Company has had in process both upgrading and replacement of certain systems and obsolete hardware to enhance their functionality.

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


               ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The Company has minimal market risk exposures, which are primarily related to changes in interest rates. The Company's policy is to manage interest rate exposures with a blend of fixed and floating rate borrowings and, from time to time, with interest rate swap agreements that hedge outstanding borrowings. The Company did not enter into interest rate swap agreements during the three months ended March 31, 1999. At March 31, 1999, the Company's long-term indebtedness consists of fixed rate debt of $124.5 million. The Company also maintains a revolving bank credit facility with a total commitment of $225 million, which carries variable interest rates (based on LIBOR or the prime rate).

At March 31, 1999 there were no borrowings under the bank facility. In addition, the Company sells up to $120 million of accounts receivable on a revolving basis under an accounts receivable securitization arrangement. The funding costs associated with proceeds received from sales of receivables under this arrangement, which is accounted for under SFAS No. 125, are based on short-term commercial paper rates. Currently, the Company does not use foreign currency forward contracts and does not have any material foreign currency exposure.



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        On August 10, 1998 the Mission Trust and the Company agreed to settle the pending suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Any future payments will not have an effect on Company earnings. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. The parties have finalized and executed settlement and release agreements and the case was dismissed with prejudice on April 28, 1999.


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



Date: May 14, 1999