Form 10-Q
period 1999-06-30
BURNS INTERNATIONAL SERVICES CORP
filed 1999-08-16
CIK 817945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                      For the Quarter Ended June 30, 1999
                        Commission file number: 1-5529

                   BURNS INTERNATIONAL SERVICES CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                     13-3408028
--------------------------------------------             -----------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       Incorporation or organization)                      Identification No.)





200 South Michigan Avenue, Chicago, Illinois                           60604
--------------------------------------------                      --------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:   (312) 322-8500

Former name if changed since last report: Borg-Warner Security Corporation

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---

On July 31, 1999 the registrant had 19,665,042 shares of Common Stock outstanding.

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1999

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION
            ---------------------

   Item 1.  Financial Statements
            Consolidated Statement of Operations for the
             Three Months Ended June 30, 1999 and 1998....................    2
            Consolidated Statement of Operations for the
             Six Months Ended June 30, 1999 and 1998......................    3
            Condensed Consolidated Balance Sheet at
             June 30, 1999 and December 31, 1998..........................    4
            Condensed Consolidated Statement of Cash Flows for
             the Six Months Ended June 30, 1999 and 1998..................    5
            Notes to the Consolidated Financial Statements................    6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................    11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk....    16


PART II.    OTHER INFORMATION
            -----------------

   Item 1.  Legal Proceedings.............................................    17

   Item 2.  Changes in Securities.........................................    17

   Item 3.  Defaults Upon Senior Securities ..............................    17

   Item 4.  Submission of Matters to a Vote of Security Holders...........    17

   Item 5.  Other Information.............................................    18

   Item 6.  Exhibits and Reports on Form 8-K..............................    18

SIGNATURES................................................................    19

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                                      1999                  1998
                                                                      ----                  ----
Net service revenues                                                $ 338.6               $ 323.9
Cost of services                                                      284.9                 273.0
Selling, general and administrative expenses                           36.4                  50.0
Depreciation                                                            1.3                   1.0
Other expense, net                                                      1.0                   2.1
Interest expense and finance charges, net                               3.9                   4.2
                                                                    -------               -------
   Earnings (loss) before income taxes                                 11.1                  (6.4)
Provision (benefit) for income taxes                                    4.3                  (2.4)
                                                                    -------               -------
   Earnings (loss) from continuing operations                           6.8                  (4.0)
Earnings from discontinued operations, net
of income taxes                                                          --                  39.4
                                                                    -------               -------
   Earnings before extraordinary item                                   6.8                  35.4
Extraordinary item:
Loss from early extinguishment of debt                                (12.1)                 (6.3)
                                                                    -------               -------
   Net (loss) earnings                                              $  (5.3)              $  29.1
                                                                    =======               =======

Earnings (loss) per common share -- basic:
   Continuing operations                                            $  0.30               $ (0.17)
   Discontinued operations                                               --                  1.68
   Extraordinary item                                                 (0.53)                (0.27)
                                                                    -------               -------
   Net earnings (loss) per share                                    $ (0.23)              $  1.24
                                                                    =======               =======

Earnings (loss) per common share -- diluted:
   Continuing operations                                            $  0.29               $ (0.16)
   Discontinued operations                                               --                  1.62
   Extraordinary item                                                 (0.52)                (0.26)
                                                                    -------               -------
   Net earnings (loss) per share                                    $ (0.23)              $  1.20
                                                                    =======               =======

Comprehensive earnings:
Net (loss) earnings                                                 $  (5.3)              $  29.1
Other comprehensive earnings:
   Currency translation adjustment, net of $0.1
   tax expense in 1999 and $0.6 tax benefit in 1998                     0.1                  (1.4)
                                                                    -------               -------
   Comprehensive (loss) earnings                                    $  (5.2)              $  27.7
                                                                    =======               =======

  (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                  Six Months Ended June 30,
                                                          ---------------------------------------
                                                                  1999                  1998
                                                          -----------------      ----------------
Net service revenues                                                 $669.1                $642.5
Cost of services                                                      562.3                 542.1
Selling, general and administrative expenses                           72.6                  85.7
Depreciation                                                            2.5                   2.0
Other expense, net                                                      2.3                   4.5
Interest expense and finance charges, net                               7.7                   8.4
                                                          -----------------      ----------------
   Earnings (loss) before income taxes                                 21.7                  (0.2)
Provision (benefit) for income taxes                                    8.4                  (0.1)
                                                          -----------------      ----------------
   Earnings (loss) from continuing operations                          13.3                  (0.1)
Earnings from discontinued operations, net
of income taxes                                                          --                  20.3
                                                          -----------------      ----------------
   Earnings before extraordinary item                                  13.3                  20.2
Extraordinary item:
Loss from early extinguishment of debt                                (12.1)                 (6.3)
                                                          -----------------      ----------------
   Net earnings                                                      $  1.2                $ 13.9
                                                          =================      ================

Earnings (loss) per common share -- basic:
   Continuing operations                                             $ 0.57                $   --
   Discontinued operations                                               --                  0.87
   Extraordinary item                                                 (0.52)                (0.27)
                                                          -----------------      ----------------
   Net earnings per share                                            $ 0.05                $ 0.60
                                                          =================      ================

Earnings (loss) per common share -- diluted:
   Continuing operations                                             $ 0.56                $   --
   Discontinued operations                                               --                  0.83
   Extraordinary item                                                 (0.51)                (0.26)
                                                          -----------------      ----------------
   Net earnings per share                                            $ 0.05                $ 0.57
                                                          =================      ================

Comprehensive earnings:
Net earnings                                                         $  1.2                $ 13.9
Other comprehensive earnings:
   Currency translation adjustment, net of $0.1
   tax expense in 1999 and $0.3 tax benefit in 1998                     0.2                  (0.8)
                                                          -----------------      ----------------
   Comprehensive earnings                                            $  1.4                $ 13.1
                                                          =================      ================


  (The accompanying notes are an integral part of these financial statements)

     BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)


ASSETS                                                            June 30,                 December 31,
                                                                    1999                       1998
------------------------------------------------------    -----------------------    ------------------------

    Cash and cash equivalents                                             $  26.9                   $  105.7
    Receivables, net                                                         46.3                       55.9
    Other current assets                                                     55.7                       68.9
                                                          -----------------------    ------------------------
        Total current assets                                                128.9                      230.5

    Property, plant and equipment, at cost                                   47.4                       43.7
        Less accumulated depreciation                                        26.0                       25.6
                                                          -----------------------    ------------------------
    Net property, plant and equipment                                        21.4                       18.1

    Net excess purchase price over net assets acquired                      110.3                      111.1
    Deferred tax asset, net                                                  42.4                       42.4
    Other assets                                                             28.6                       29.8
                                                          ------------------------   ------------------------
       Total assets                                                      $  331.6                   $  431.9
                                                          =======================    =======================


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------

    Notes payable                                                        $    2.9                   $    2.3
    Accounts payable and accrued expenses                                   132.8                      130.5
                                                          -----------------------    -----------------------
       Total current liabilities                                            135.7                      132.8

   Long-term debt                                                           108.3                      124.4
   Other long-term liabilities                                               69.0                       77.8

   Common stock                                                               0.2                        0.2
   Other shareholders' equity                                                18.4                       96.7
                                                          -----------------------    -----------------------
       Total shareholders' equity                                            18.6                       96.9
                                                          -----------------------    -----------------------
       Total liabilities and shareholders' equity                          $331.6                     $431.9
                                                          =======================    =======================

  (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                           (In millions of dollars)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                   -----------------------------------------------
OPERATING:                                                                                  1999                        1998
                                                                                   --------------------        -------------------
Continuing Operations:
Earnings (loss) from continuing operations                                                      $  13.3                     $ (0.1)
Adjustments to reconcile net earnings (loss) to net cash
  provided by continuing operations:
    Non-cash charges to earnings:
      Depreciation and amortization                                                                 5.4                        6.0
      Other, net                                                                                    0.4                       14.6
    Changes in assets and liabilities:
      Decrease (increase) in receivables                                                            3.8                       (2.3)
      Decrease in other current assets                                                              1.0                        1.6
      Net change in accounts payable and accrued expenses                                          14.1                       (5.5)
      Net change in other long-term assets and liabilities                                        (11.0)                      (1.9)
                                                                                   --------------------        -------------------
    Net cash provided by continuing operations                                                     27.0                       12.4

Discontinued Operations:
Gain from discontinued operations                                                                    --                       20.3
Other cash related to discontinued operations                                                      (5.4)                     384.6
                                                                                   --------------------        -------------------
    Net cash (used in) provided by discontinued operations                                         (5.4)                     404.9
                                                                                   --------------------        -------------------

        Net cash provided by operating activities                                                  21.6                      417.3
                                                                                   --------------------        -------------------

INVESTING:
Capital expenditures                                                                               (5.5)                      (3.0)
Net cash paid for acquisitions                                                                     (2.0)                        --
Other, net                                                                                          0.2                       (3.1)
                                                                                   --------------------        -------------------
        Net cash used in investing activities                                                      (7.3)                      (6.1)
                                                                                   --------------------        -------------------

FINANCING:
Increase in notes payable                                                                           0.6                         --
Increase (decrease) in debt outstanding under revolving credit facility                           108.0                      (63.9)
Increase (decrease) in receivables sold                                                            18.6                       (8.0)
Retirement of long-term debt                                                                     (140.9)                      (0.2)
Treasury shares acquired                                                                          (81.7)                        --
Other, net                                                                                          2.3                        1.6
                                                                                   --------------------        -------------------
        Net cash used in financing activities                                                     (93.1)                     (70.5)
                                                                                   --------------------        -------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (78.8)                     340.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  105.7                        8.0
                                                                                   --------------------        -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  26.9                     $348.7
                                                                                   ====================        ===================


  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Burns International Services Corporation and consolidated subsidiaries ("Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six month periods ended June 30, 1999 and June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain previously reported 1999 and 1998 amounts have been reclassified to conform to the current 1999 presentation.

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

The Company recorded $0.4 million equity income in the second quarter of 1999 for its share of Loomis, Fargo income compared to a net loss of $0.1 million for the same period of 1998. Equity income for the six months ended June 30, 1999 is $0.6 million versus a loss of $0.5 million in the same period of 1998. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

  (3) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million plus the assumption of approximately $6 million of debt by the buyer. As a result of this transaction, the Company recorded a net after-tax gain of $42.5 million in the second quarter of 1998.

On May 29, 1998, the Company also sold its courier services business. In the first quarter of 1998, the Company recorded a $15.9 million after-tax charge to reduce its investment in this business, to provide for costs associated with its disposition and for further anticipated losses prior to the sale. The courier services operation has been carried as a discontinued operation since September 1996.

As a result of the two sales, the assets, liabilities, results of operations and cash flows of both businesses have been segregated and reported as discontinued operations for the three and six month periods ended June 30, 1998.

Revenues from discontinued operations were $137.2 million for the six-month period ended June 30, 1998. The $20.3 million net after-tax gain from discontinued operations consists of a $42.5 million after-tax gain from the sale of the alarm services business, a $6.3 million after-tax alarm services operating loss and a $15.9 million after-tax charge to adjust courier assets to realizable value and to provide for losses prior to its sale.

  (4) The Company's provisions for income taxes for the three and six month periods ended June 30, 1999 and 1998 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

 (5) Other expense, net is comprised of the following:

S
                                            Three Months Ended                    Six Months Ended
                                                 June 30,                             June 30,
                                   ----------------------------------         -------------------------------
                                         1999               1998                  1999               1998
                                   ----------------   ---------------         -------------     -------------


Loomis, Fargo (income) loss               $(0.4)           $ 0.1                   $(0.6)           $ 0.5
Excess purchase price amortization          1.4              2.0                     2.9              4.0
                                   ----------------   ---------------         -------------     -------------
Total other expense, net                  $ 1.0            $ 2.1                   $ 2.3            $ 4.5
                                   ================   ===============         =============     =============


  (6) As part of a brand unification strategy (announced May 4, 1999), the Company entered into an agreement on March 30, 1999 (the "Agreement") with Wells Fargo & Company ("Wells Fargo") to relinquish its royalty-free license to the Wells Fargo name in the security field. In addition, Wells Fargo granted the Company a royalty-free license to use the Wells Fargo name for a two-year period commencing on the date of the Agreement. Under the Agreement, Wells Fargo has reimbursed the Company for incurred and anticipated costs associated with converting operations to the Burns International name. This includes, among other things, consulting services and uniform, trademark, service mark, tradename and signage changes.

The Company earns the reimbursement as certain milestones are achieved, as set forth in the Agreement. The Company has accounted for the payment as a deposit that will be offset against brand unification and trademark repositioning costs.

  (7) Earnings per common share are based on average common shares outstanding and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be used in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (thousands of shares):


                                              Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                           ---------------------------      ----------------------------
                                              1999            1998              1999           1998
                                           ------------    -----------      ------------    ------------
Basic EPS
  Average common shares outstanding          22,914          23,486            23,319          23,532

Diluted EPS
  Common share equivalents                      505             784               504             808
                                           ------------    -----------      ------------    ------------
  Average common shares outstanding          23,419          24,270            23,823          24,340
  and common share equivalents             ============    ===========      ============    ============


Extraordinary item earnings per diluted share were a $0.52 loss for the second quarter of 1999 and a $0.51 loss for the six months ended June 30, 1999. The $0.01 per share difference results from the dilutive effect of the 4,350,000 share repurchase on average shares outstanding in these periods.

  (8) The allowance for doubtful accounts was $5.7 million at June 30, 1999 and $7.0 million at December 31, 1998, respectively. The accumulated amortization on excess purchase price over net assets acquired was $49.6 million at June 30, 1999 and $53.7 million at December 31, 1998.

The Company has an agreement to sell a revolving pool of trade accounts receivable to a special purpose subsidiary of the Company. Under the current facility, which supplemented a prior facility until April 26, 1999, and replaced it thereafter, the subsidiary can sell up to a $120 million undivided interest in such accounts receivable. At June 30, 1999, the subsidiary had purchased $142.1 million of the Company's accounts receivable and elected to sell a $101.0 million undivided interest in such receivables, $19.0 million less than the permitted maximum. At December 31, 1998, the subsidiary had purchased $135.7 million of the Company's accounts receivable and had sold an undivided interest therein equal to $120.0 million. The subsidiary's unsold interest in such receivables is considered an interest in a security and is included in "Other current assets." Also included in "Other current assets" at December 31, 1998 is $37.6 million of interest-bearing cash deposits held in trust under the terms of the maturing facility. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. No such cash deposits were required at June 30, 1999, under the new facility. The Company's retained interests in the receivables and cash deposits are generally restricted.


Supplemental Cash Flow Information:
Net cash payments for interest and income taxes were as follows (millions of dollars):


                                      Six Months Ended
                                          June 30,
                                   ---------------------
                                    1999           1998
                                   ------         ------
Interest paid                      $10.4          $20.8
Income taxes paid                  $ 2.8          $(2.3)
 (refunded)


  (9) The following tables summarize the capitalization of the Company at June 30, 1999 and December 31, 1998 (millions of dollars):


                                                         June 30, 1999                      December 31, 1998
                                                   -----------------------------      --------------------------------
DEBT                                                 Current         Long-Term           Current           Long-Term
                                                   -----------     -------------      -------------      -------------
9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)                     $ --              $  0.2            $  --               $124.4


Bank revolving credit loan (at an average rate
 of 6.0% in 1999)                                       --               108.0               --                   --

Unsecured notes (at an average rate of 6.7% in
 1999 and 8.8% in 1998)                                 2.9                0.1              2.3                   --
                                                      -----            -------            -----               ------

Total notes payable and long-term debt                $ 2.9             $108.3             $2.3               $124.4
                                                      =====             ======             ====               ======

SHAREHOLDERS' EQUITY                                     June 30,             December 31,
(millions of dollars)                                      1999                  1998
                                                         --------             ------------
Common stock                                              $  0.2                 $  0.2
Capital in excess of par value                              37.2                   35.2
Retained earnings                                           72.0                   70.8
Accumulated comprehensive loss                              (1.3)                  (1.5)
                                                          ------                 ------
                                                           108.1                  104.7
Less treasury common stock, 7,163,157 shares in
1999 and 2,768,339 shares in 1998, at cost                 (89.5)                  (7.8)
                                                          ------                 ------
   Total shareholders' equity                             $ 18.6                 $ 96.9
                                                          ======                 ======

CAPITAL STOCK -- NUMBER OF SHARES
(thousands of shares)                                     June 30,              December 31,
                                                            1999                    1998
                                                          --------              ------------
Common stock, $.01 par value:
   Authorized                                             50,000.0                50,000.0
   Issued                                                 24,096.8                23,879.1
   Outstanding                                            19,653.7                23,830.8

Series I non-voting common stock, $.01 par value:
   Authorized                                             25,000.0                25,000.0
   Issued                                                  2,720.0                 2,720.0
   Outstanding                                                  --                      --

Preferred stock, $.01 par value:
   Authorized                                              5,000.0                 5,000.0
   Issued and Outstanding                                       --                      --

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

The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has allowances for indicated environmental liabilities in the aggregate amount of approximately $2 million (relating to environmental matters with respect to disposed operations of the Company). Additionally, the Company will be indemnified by its former subsidiary, Borg-Warner Automotive, against certain future costs relating to environmental liabilities associated with certain former automotive operations.

In November and December, 1998, Loomis, Fargo made various claims against the Company for indemnification under the Contribution Agreement dated November 28, 1996 for certain environmental, cargo losses and other matters. The Company and Loomis, Fargo have resolved all such matters without a material adverse effect on the Company.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (11) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The accumulated comprehensive loss balances as of June 30, 1999 and December 31, 1998 were $1.3 million and $1.5 million, respectively, and are included in shareholders' equity. The accumulated comprehensive loss balances for both periods consist solely of currency translation adjustments.

               ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS
------------------

On July 8,1999, the Company announced the formation of a strategic alliance with Grupo Multisistemas de Seguridad Industrial, the largest provider of private security services based in Mexico. The alliance will provide security services to commercial and industrial customers of both companies.

On July 2, 1999, shareholder approval was received to change the Company's corporate name to Burns International Services Corporation. The change is part of an overall strategy to unify under one brand name the broad range of services offered by the Company. The NYSE ticker symbol will remain as BOR.

On June 14, 1999, the Company repurchased 4,350,000 shares of its common stock from a group of Merrill Lynch affiliated entities (the "ML Group"). The $18.375 per share purchase price, or approximately $80 million, represented a $0.50 per share discount to the closing market price on April 19, 1999. The shares repurchased represented approximately 43% of ML Group's stock ownership in the Company.

On June 11, 1999, the Company announced that the ML Group intended to sell up to 4,760,136 shares of their remaining interest in the Company. A preliminary prospectus was filed outlining the offering. The offering was subsequently postponed upon the Company's receipt of an unsolicited expression of a preliminary interest in a business combination from another company. On August 3, 1999, the Company announced that discussions with that party had been terminated.

On June 10, 1999, the Company repurchased $124.8 million principal amount of 9 5/8% senior subordinated notes due 2007 at a premium of 12.35%. Total consideration paid plus related fees were $140.9 million, including a $3.1 million consent payment. Associated with the repurchase, the Company recorded a $12.1 million extraordinary loss (net of $7.8 million tax benefit) to capture the call premium paid, cash fees paid on the transaction and the associated write-off of unamortized finance charges.

On June 1, 1999, John Edwardson was named to the additional post of chairman, succeeding previous chairman, Joe Adorjan. John Edwardson also serves as president and chief executive officer of the Company.


RESULTS OF OPERATIONS
---------------------

Revenues
Net service revenues for the three and six months ended June 30, 1999 increased 4.5% and 4.1%, respectively, over the comparable 1998 periods. After removing businesses affected by low-margin contract cancellations, year-to-date revenue grew $37.4 million, including $19.6 million achieved through the Company's acquisition program. Improved customer retention rates continued to contribute to the growth.

Costs and Expenses
Cost of services declined from 84.3% to 84.1% of revenues for the three months ended June 30, 1999 from the same period of 1998. Year-to-date cost of services decreased to 84.0% from a 1998 level of 84.4%. The quarterly and year-to-date declines were attributable to price-cost management and improved experience under the Company's self-insurance program, which more than offset increases in guard labor rates. Gross profit margins were 15.9% and 15.7%, respectively, for the three months ended June 30, 1999 and 1998. Year-to-date gross profit margins improved similarly, from 15.6% to 16.0%.

Selling, general and administrative expenses included a $14.4 million provision recorded in the second quarter of 1998. Excluding the $14.4 million provision, selling, general and administrative expenses for the three months ended June 30, 1999 increased $0.8 million, or 2.2% over the same period of 1998. Year-to-date selling, general and administrative expenses increased $1.3 million, or 1.8% after excluding the provision.

All pending issues related to the Centaur insurance matter were finalized and settled in the second quarter of 1999. This, together with other non-recurring items of income and expense, resulted in $0.02 per share for the three months ended June 30, 1999.

During the second quarter, the Company combined efforts with a major insurance consultant to continue improvements in its risk management program. Under the program, the consultant will assist the Company in managing its insurance losses and reducing its liability exposure.

During the second quarter and first half of 1999, depreciation increased $0.3 million and $0.5 million, respectively, over 1998, reflecting planned and ongoing investments in computer technology and software.

Included in other net expense is the Company's share of Loomis, Fargo net earnings. The Company recorded $0.6 million equity income in the first six months of 1999 compared to a net loss of $0.5 million for the same period of 1998. Also included in other net expense is amortization of excess purchase price. Reduced amortization expenses are due to the revaluation of certain intangible assets in 1998.

Net Interest Expense and Finance Charges
Interest expense for the six months ended June 30, 1999 was $7.7 million, an 8.3% decrease from the comparable 1998 period. Lower debt levels maintained before the stock repurchase and debt tender helped in containing interest expense.

Discontinued Operations
The 1998 gain from discontinued operations reflects:

 .    A $42.5 million gain on the sale of the electronic security services business (net of $59.8 million tax expense).
 .    A $6.3 million electronic security services loss from operations prior to its sale.

 .    A $15.9 million charge to adjust courier services assets to realizable value and to provide for future losses prior to its sale.

Extraordinary Item

On June 10, 1999, the Company repurchased $124.8 million principal amount of 9 5/8% senior subordinated notes due 2007 at a premium of 12.35%. Associated with the repurchase, the Company recorded a $12.1 million extraordinary loss (net of $7.8 million tax benefit) to capture the call premium paid, cash fees paid on the transaction and the associated write-off of unamortized finance charges.

On July 3, 1998, all outstanding 9 1/8% senior subordinated notes due 2003 were redeemed. A $6.3 million extraordinary loss (net of $4.2 million tax benefit) was recorded for the associated call premium and for the write-off of unamortized finance charges.

Liquidity

The Company's liquidity is provided by its operations and financial resources, including the facility for sale of receivables. Net funding, which includes accounts receivable sold through this facility, was as follows:

                                          June 30,       December 31,
($millions)                                 1999             1998
-----------                               --------       ------------


Short-term borrowings                       $  2.9          $   2.3
Long-term debt                               108.3            124.4
Securitized accounts receivables sold        101.0             82.4

Less: Cash and cash equivalents              (26.9)          (105.7)
                                           -------          -------

Total net funding                           $185.3          $ 103.4
                                            ======          =======

During the second quarter, the Company repurchased $124.8 million principal amount of 9 5/8% senior subordinated notes and purchased 4.4 million shares of common stock for $81.7 million. These transactions were financed through borrowings under the bank facility of $108 million, a $19 million increase in accounts receivable funding, and a $79 million reduction in cash and cash equivalents.

The Company accesses a number of financing sources, including a $120 million revolving accounts receivable facility and a $225 million revolving bank line of credit. The revolving bank facility is reduced by the total dollar amount of letters of credit issued and outstanding. Letters of credit issued and outstanding were $80.4 million and $93.2 million at June 30, 1999 and December 31, 1998, respectively.

Following the repurchase of the subordinated fixed rate debt, substantially all of the Company's borrowings carry variable rates. To manage the inherent interest rate risk, the Company entered into two interest rate swap agreements in June 1999. See Item 3, Quantitative and Qualitative Disclosures about Market Risk for more information.

Cash Flow
Cash and cash equivalents decreased $78.8 million in 1999 versus a $340.7 million increase in 1998. Cash from continuing operations improved to $27.0 million from $12.4 million due to higher earnings and reduced working capital. Proceeds from the Wells Fargo name transaction were largely offset by cash required for the Centaur and certain indemnity settlements.

Discontinued operations required $5.4 million in 1999, which reflects payments under retained insurance obligations. The $404.9 million inflow in 1998 reflects proceeds from the Wells Fargo Alarm sale.

Net cash devoted to financing activities of $93.1 million in 1999 was principally due to common stock repurchases. The $70.5 million in 1998 represents debt repayments and reduced receivables financing.

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

Company's Readiness
To ensure minimal business interruption due to computer failure, the Company has performed a review of all software and computer applications for the Year 2000 entry. Both "IT systems" and "non-IT systems" were reviewed. IT systems refer to all pre-packaged and internally developed software applications and programs. Non-IT systems refer to various business machines that have "embedded" computer language, examples of which are computer integrated circuits ("chips") and telephone switches. The review was completed using company internal technicians, as well as outside consulting firms.

System date remediation is conducted in phases. First, all relevant computer systems were assessed as to functionality and to determine Year 2000 impact. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps have been, and will be taken, such as the reprogramming or purchasing of replacement system software. Finally, all systems and software modifications will be tested and then implemented at all necessary levels. The Company has completed the assessment and corrective phases for all operationally crucial systems. The Company is currently implementing and testing the systems.

The Company's crucial computer systems are its source-to-gross payroll, gross-to-net payroll, general ledger, accounts payable, accounts receivable and invoicing systems. Specifically, the proprietary source-to-gross payroll system has been remediated, installed and in production since November 1997.

A compliant version of the gross-to net payroll system was purchased and installed in the second quarter and is in final testing. The general ledger, accounts payable, accounts receivable and invoicing systems will be replaced with new purchased, compliant software by the end of the third quarter of 1999. The upgraded proprietary logistical security guard scheduling system is Year 2000 compliant and has been installed and tested in approximately 55% of all sites. Overall, the Company expects that all system upgrades, replacements, installations and testing will be completed in all material aspects by December 1, 1999.

Company Risks and Contingency Plans
Operationally, the worst case scenario would be the failure of the central payroll or local office guard scheduling systems. In that event, the payroll system would be backed up by a manual/automated system for the processing of paychecks and the scheduling systems would be backed up by a central scheduling center and/or an on-line, time-entry system that would prevent any material business interruption.

The likely financial and non-financial impact of non-compliant third party computer systems on the Company has not been quantified, as the Company cannot predict other businesses' Year 2000 efforts. However, no single customer or third party vendor of the Company could likely generate a material adverse impact on Company operations. As part of the effort to assess its exposure to risk, the Company mailed compliance questionnaires to its crucial and non-crucial vendors. The Company currently is receiving and evaluating the responses.

Costs of Compliance
To date, the Company has spent approximately $1.0 million toward remediation of its Year 2000 problems, which includes computer consultant costs. Estimates of the remaining cost of compliance are deemed not material by the Company. Independent of the Year 2000 issue, the Company has had in process both upgrading and replacement of certain systems and obsolete hardware to enhance their functionality.

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

               ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The Company has limited market risk exposures, which are primarily related to changes in interest rates. The Company's policy is to balance its interest rate exposure, which it may manage with interest rate swap agreements that hedge outstanding borrowings. Following the repurchase of the Company's fixed rate subordinated debt in June 1999, substantially all of the Company's borrowings carry variable rates. As of June 30, 1999, approximately $108 million was financed through the revolving bank credit facility, which carries interest rates based on LIBOR and the prime rate. Approximately $101 million was funded from the accounts receivable securitization facility, which uses rates based on short-term commercial paper.

To reduce exposure to market interest rate volatility, the Company entered into two interest rate swap agreements effective June 15, 1999. The agreements protect the Company from rising market interest rates by effectively fixing payment rates on a total of $75.0 million of its long-term debt. In both swap agreements, the Company receives variable rate payments based on 3-month LIBOR and pays fixed rate payments based on the terms of each swap. The differential paid or received on the swap agreements is recognized as an adjustment to interest expense in the period earned or incurred. Both swaps call for settlement payments on a quarterly basis. The contract terms are as follows:

                    Termination                  Notional                 Fixed Payment                  Floating
                        Date                      Amount                      Rate                         Rate
               --------------------      ----------------------      --------------------        ----------------------

Swap I             June 15, 2000              US $25,000,000                  5.638%                  3-Month LIBOR

Swap II            June 15, 2001              US $50,000,000                  6.015%                  3-Month LIBOR

The Company believes near-term interest rate movements will not have a material negative impact on its results of operations. Currently, the Company does not use foreign currency forward contracts, does not have any material foreign currency exposure and does not use derivative instruments for speculative purposes.

                          PART II. OTHER INFORMATION
                                   -----------------

Item 1.   Legal Proceedings
          -----------------
     On August 10, 1998, the Mission Trust and the Company agreed to settle the pending suit against the Company, subject to court approval. The suit had alleged damages in excess of $100 million because of Centaur's failure to satisfy its reinsurance obligations. As part of the settlement, the Company agreed to pay the Mission Trust $4 million and one-third of any dividend or other distribution that may be paid to the Company after rehabilitation of Centaur. Separately, the Mission Trust and Centaur agreed to an uncontested liquidated claim in the Centaur estate of $48 million, for which the Company is not liable. The parties have finalized and executed settlement and release agreements and the case was dismissed with prejudice on April 28, 1999.


Item 2.   Changes in Securities
          ---------------------
          Inapplicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Inapplicable.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On April 20, 1999, the Company held its annual meeting of stockholders. At such meeting, John A. Edwardson, Robert A. McCabe, Alexis P. Michas and Donald
C. Trauscht were elected as directors to serve for a term expiring in 2002. Each of J. Joe Adorjan, James J. Burke, Jr., Albert J. Fitzgibbons, III, Arthur F. Golden, Dale W. Lang, Andrew McNally IV and H. Norman Schwarzkopf continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                                For                   Withheld
                        ------------------      ------------------
John A. Edwardson           21,502,761                116,541
Robert A. McCabe            21,513,483                105,839
Alexis P. Michas            21,500,280                119,022
Donald C. Trauscht          21,500,627                118,675

At such meeting, the proposal to adopt the Company's 1999 Stock Incentive Plan was approved by the following votes:

      For                  Against                 Abstain
---------------      ------------------      ------------------
  17,020,021              4,591,403                 7,878

At such meeting, the selection of Deloitte & Touche, LLP as auditors was approved by the following votes:

      For                  Against                 Abstain
---------------      ------------------      ------------------
  21,566,953               15,840                  36,509

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


                               Burns International Services Corporation
                              -----------------------------------------
                                             (Registrant)



                                     By /s/ Timothy M. Wood
                                  ---------------------------------------

                                             (Signature)

                                           Timothy M. Wood

                                       Vice President, Finance

                               (Principal Financial and Accounting Officer)

Date: August 13, 1999