Form 10-Q
period 1999-09-30
BURNS INTERNATIONAL SERVICES CORP
filed 1999-11-15
CIK 817945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                   For the Quarter Ended September 30, 1999
                        Commission file number: 1-5529


                   BURNS INTERNATIONAL SERVICES CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                       13-3408028
-------------------------------------                   ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)






  200 South Michigan Avenue, Chicago, Illinois                 60604
------------------------------------------------            ------------
    (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:   (312) 322-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---

On October 31, 1999 the registrant had 19,668,642 shares of Common Stock outstanding.

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                              SEPTEMBER 30, 1999

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION
           ---------------------

   Item 1. Financial Statements
           Consolidated Statement of Operations for
            the Three Months Ended September 30, 1999 and 1998................2
           Consolidated Statement of Operations for
            the Nine Months Ended September 30, 1999 and 1998.................3
           Condensed Consolidated Balance Sheet
            at September 30, 1999 and December 31, 1998.......................4
           Consolidated Statement of Cash Flows for
            the Nine Months Ended September 30, 1999 and 1998.................5
           Notes to the Consolidated Financial Statements.....................6

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ....................11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........16


PART II.   OTHER INFORMATION
           -----------------

   Item 1. Legal Proceedings..................................................17

   Item 2. Changes in Securities..............................................17

   Item 3. Defaults Upon Senior Securities ...................................17

   Item 4. Submission of Matters to a Vote of Security Holders................17

   Item 5. Other Information..................................................17

   Item 6. Exhibits and Reports on Form 8-K...................................17

SIGNATURES....................................................................18

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------
                         ITEM 1.  FINANCIAL STATEMENTS

     BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                     Three Months Ended
                                                                        September 30,
                                                          --------------------------------------
                                                                 1999                  1998
                                                          -----------------     ----------------
Net service revenues                                           $349.4                 $336.6
Cost of services                                                295.0                  284.2
Selling, general and administrative expenses                     37.5                   35.5
Depreciation                                                      1.5                    1.0
Other expense, net                                                0.8                    1.2
Interest expense and finance charges, net                         4.0                    3.4
                                                               ------                 ------
   Earnings before income taxes                                  10.6                   11.3
Provision for income taxes                                        3.9                    4.5
                                                               ------                 ------
   Earnings from continuing operations                            6.7                    6.8
Earnings from discontinued operations, net
 of income taxes                                                   --                     --
                                                               ------                 ------
   Earnings before extraordinary item                             6.7                    6.8
Extraordinary item:
Loss from early extinguishment of debt                             --                     --
                                                               ------                 ------
   Net earnings                                                $  6.7                 $  6.8
                                                               ======                 ======

Earnings per common share - basic:
   Continuing operations                                      $  0.34                 $ 0.29
   Discontinued operations                                         --                     --
   Extraordinary item                                              --                     --
   Net earnings per share                                     $  0.34                 $ 0.29
                                                              =======                 ======

Earnings per common share - diluted:
   Continuing operations                                      $  0.33                 $ 0.29
   Discontinued operations                                         --                     --
   Extraordinary item                                              --                     --
   Net earnings per share                                     $  0.33                 $ 0.29
                                                              =======                 ======

Comprehensive earnings:
Net earnings                                                  $   6.7                 $  6.8
Other comprehensive earnings:
   Currency translation adjustment, net of $0.1 tax
   expense in 1999 and $0.1 tax benefit in 1998                   0.1                   (0.2)
                                                              -------                 ------
   Comprehensive earnings                                     $   6.8                 $  6.6
                                                              =======                 ======

     BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                      Nine Months Ended
                                                                        September 30,
                                                          ---------------------------------------
                                                                  1999                  1998
                                                          -----------------      ----------------
Net service revenues                                           $1,018.5                $979.1
Cost of services                                                  857.3                 826.3
Selling, general and administrative expenses                      110.1                 121.2
Depreciation                                                        4.0                   3.0
Other expense, net                                                  3.1                   5.7
Interest expense and finance charges, net                          11.7                  11.8
                                                               --------                ------
   Earnings before income taxes                                    32.3                  11.1
Provision for income taxes                                         12.3                   4.4
                                                               --------                ------
   Earnings from continuing operations                             20.0                   6.7
Earnings from discontinued operations, net
 of income taxes                                                     --                  20.3
                                                               --------                ------
   Earnings before extraordinary item                              20.0                  27.0
Extraordinary item:
Loss from early extinguishment of debt                            (12.1)                 (6.3)
                                                               --------                ------
   Net earnings                                                $    7.9                $ 20.7
                                                               ========                ======

Earnings (loss) per common share - basic:
   Continuing operations                                       $   0.90                $ 0.29
   Discontinued operations                                           --                  0.87
   Extraordinary item                                             (0.54)                (0.27)
                                                               --------                ------
   Net earnings per share                                      $   0.36                $ 0.89
                                                               ========                ======

Earnings (loss) per common share - diluted:
   Continuing operations                                       $   0.88                $ 0.29
   Discontinued operations                                           --                  0.83
   Extraordinary item                                             (0.53)                (0.26)
                                                               --------                ------
   Net earnings per share                                      $   0.35                $ 0.86
                                                               ========                ======

Comprehensive earnings:
Net earnings                                                   $    7.9                $ 20.7
Other comprehensive earnings:
   Currency translation adjustment, net of $0.2 tax
   expense in 1999 and $0.7 tax benefit in 1998                     0.3                  (1.0)
                                                               --------                ------
   Comprehensive earnings                                      $    8.2                $ 19.7
                                                               ========                ======


  (The accompanying notes are an integral part of these financial statements)

     BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)


ASSETS                                                       September 30,          December 31,
                                                                 1999                   1998
                                                             ------------           -----------
    Cash and cash equivalents                                    $ 10.5                $105.7
    Receivables, net                                               58.3                  55.9
    Other current assets                                           52.8                  68.9
                                                                 ------                ------
        Total current assets                                      121.6                 230.5

    Property, plant and equipment, at cost                         39.5                  43.7
        Less accumulated depreciation                              17.0                  25.6
                                                                 ------                ------
    Net property, plant and equipment                              22.5                  18.1

    Net excess purchase price over net assets acquired            108.0                 111.1
    Deferred tax asset, net                                        42.4                  42.4
    Other assets                                                   29.9                  29.8
                                                                 ------                ------
       Total assets                                              $324.4                $431.9
                                                                 ======                ======


LIABILITIES AND SHAREHOLDERS' EQUITY

    Notes payable                                                $   --                $  2.3
    Accounts payable and accrued expenses                         117.9                 130.5
                                                                 ------                ------
       Total current liabilities                                  117.9                 132.8

   Long-term debt                                                 114.3                 124.4
   Other long-term liabilities                                     66.8                  77.8

   Common stock                                                     0.2                   0.2
   Other shareholders' equity                                      25.2                  96.7
                                                                 ------                ------
       Total shareholders' equity                                  25.4                  96.9
                                                                 ------                ------
       Total liabilities and shareholders' equity                $324.4                $431.9
                                                                 ======                ======

  (The accompanying notes are an integral part of these financial statements)

     BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Millions of dollars)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                           -----------------------------------------------
OPERATING:                                                                         1999                        1998
                                                                           --------------------        -------------------
Continuing Operations:
Earnings from continuing operations                                               $ 20.0                     $  6.7
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Non-cash charges to earnings:
      Depreciation and amortization                                                  8.1                        8.2
      Other, net                                                                     2.7                       17.1
    Changes in assets and liabilities:
      Increase in receivables                                                       (9.7)                     (16.5)
      Decrease in other current assets                                               0.1                        0.9
      Net change in accounts payable and accrued expenses                            1.9                        8.2
      Net change in other long-term assets and liabilities                         (13.9)                      (1.1)
                                                                                  ------                     ------

    Net cash provided by continuing operations                                       9.2                       23.5

Discontinued Operations:
Gain from discontinued operations                                                     --                       20.3
Other cash related to discontinued operations                                       (8.7)                     312.6
                                                                                  ------                     ------
    Net cash (used in) provided by discontinued operations                          (8.7)                     332.9
                                                                                  ------                     ------

        Net cash provided by operating activities                                    0.5                      356.4
                                                                                  ------                     ------

INVESTING:
Capital expenditures                                                                (8.1)                      (4.4)
Net cash paid for acquisitions                                                      (2.0)                     (11.5)
Other, net                                                                           0.3                       (2.1)
                                                                                  ------                     ------
        Net cash used in investing activities                                       (9.8)                     (18.0)
                                                                                  ------                     ------

FINANCING:
(Decrease) increase in notes payable                                                (2.3)                       0.7
Increase (decrease) in debt outstanding under revolving credit facility            114.1                      (63.9)
Increase (decrease) in receivables sold                                             22.6                       (7.7)
Retirement of long-term debt                                                      (140.9)                    (157.0)
Treasury shares acquired                                                           (81.8)                        --
Repurchase of old Borg-Warner shares                                                  --                       (7.9)
Other, net                                                                           2.4                        1.9
                                                                                  ------                     ------
        Net cash used in financing activities                                      (85.9)                    (233.9)
                                                                                  ------                     ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (95.2)                     104.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   105.7                        8.0
                                                                                  ------                     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  10.5                    $ 112.5
                                                                                 =======                    =======


  (The accompanying notes are an integral part of these financial statements)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1) The financial statements of Burns International Services Corporation and consolidated subsidiaries ("the Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. Certain previously reported 1999 and 1998 amounts have been reclassified to conform to the current 1999 presentation.

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

The Company recorded $0.4 million equity income for the three months ended September 30, 1999 for its share of Loomis, Fargo income compared to breakeven earnings for the same period of 1998. Equity income for the nine months ended September 30, 1999 was $1.0 million versus a $0.5 million loss in 1998. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

  (3) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd., for approximately $425 million plus the assumption of approximately $6 million of debt by the buyer. As a result of this transaction, the Company recorded a net after-tax gain of $42.5 million in the second quarter of 1998.

On May 29, 1998, the Company also sold its courier services business. In the first quarter of 1998, the Company recorded a $15.9 million after-tax charge to reduce its investment in this business, to provide for costs associated with its disposition and for further anticipated losses prior to the sale. The courier services operation was carried as a discontinued operation beginning in September 1996.

As a result of the two sales, the assets, liabilities, results of operations and cash flows of both businesses have been segregated and reported as discontinued operations for the nine month period ended September 30, 1998.

Revenues from discontinued operations were $137.2 million for the nine-month period ended September 30, 1998. The $20.3 million net after-tax gain from discontinued operations consists of a $42.5 million after-tax gain from the sale of the alarm services business, a $6.3 million after-tax alarm services operating loss and a $15.9 million after-tax charge to adjust courier assets to realizable value and to provide for losses prior to its sale.

  (4) The Company's provisions for income taxes for the three and nine month periods ended September 30, 1999 and 1998 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

 (5) Other expense, net is comprised of the following (millions of dollars):

                                              Three Months Ended                         Nine Months Ended
                                                 September 30,                              September 30,
                                       -----------------------------------       -----------------------------------
                                             1999                1998                  1999               1998
                                       --------------        -------------       --------------      ---------------


Loomis, Fargo (income) loss                 $(0.4)               $  --                $(1.0)             $ 0.5
Excess purchase price amortization            1.2                  1.2                  4.1                5.2
                                       --------------        -------------       --------------      ---------------
Total other expense, net                    $ 0.8                $ 1.2                $ 3.1              $ 5.7
                                       ==============        =============       ==============      ===============


  (6) As part of a brand unification strategy (announced May 4, 1999), the Company entered into an agreement on March 30, 1999 (the "Agreement") with Wells Fargo & Company ("Wells Fargo") to relinquish its royalty-free license to the "Wells Fargo" name in the security field. In addition, Wells Fargo granted the Company a royalty-free license to use the "Wells Fargo" name for a two-year period commencing on the date of the Agreement. Under the Agreement, Wells Fargo has reimbursed the Company for incurred and anticipated costs associated with converting operations to the "Burns International" name. This includes, among other things, consulting services and uniform, trademark, service mark, tradename and signage changes.

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

  (7) Earnings per common share are based on average common shares outstanding and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be used in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                   ----------------------------      ----------------------------
                                                       1999            1998              1999            1998
                                                   ------------    ------------      ------------    ------------
Basic EPS
  Average common shares outstanding                   19,666          23,526            22,223          23,531

Diluted EPS
  Common share equivalents                               399             468               431             606
                                                   ------------    ------------      ------------    ------------
  Average common shares outstanding
  and common share equivalents                        20,065          23,994            22,654          24,137
                                                   ============    ============      ============    ============

On October 26, 1999, the Board of Directors approved a Stockholder Rights Plan (the "Plan") for the Company. If a distribution were to occur under the Plan, then earnings per share would be affected by the resultant increase in the number of common share equivalents. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Plan)

  (8) The allowance for doubtful accounts was $7.2 million at September 30, 1999 and $7.0 million at December 31, 1998, respectively. The accumulated amortization of excess purchase price over net assets acquired was $50.9 million at September 30, 1999 and $53.7 million at December 31, 1998.

The Company has an agreement to sell a revolving pool of trade accounts receivable to a special purpose subsidiary of the Company. Under the current facility, which supplemented a prior facility until April 26, 1999, and replaced it thereafter, the subsidiary can sell up to a $120 million undivided interest in such accounts receivable. At September 30, 1999, the subsidiary had purchased $142.3 million of the Company's accounts receivable and sold a $105.0 million undivided interest in such receivables. At December 31, 1998, the subsidiary had purchased $135.7 million of the Company's accounts receivable and had sold an undivided interest therein equal to $120.0 million. The subsidiary's unsold interest in such receivables is considered an interest in a security and is included in "Other current assets." Also included in "Other current assets" at December 31, 1998 is $37.6 million of interest-bearing cash deposits held in trust under the terms of the maturing facility. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. No such cash deposits were required at September 30, 1999, under the new facility. The Company's retained interests in the receivables and cash deposits are generally restricted.


Supplemental Cash Flow Information:
Net cash payments for interest and income taxes were as follows (millions of dollars):

                                   Nine Months Ended
                                      September 30,
                              ---------------------------
                                   1999           1998
                              ------------   ------------
Interest paid                      $14.5          $34.5
Income taxes paid                  $ 3.0          $46.2

 (9) The following tables summarize the capitalization of the Company at September 30, 1999 and December 31, 1998:

                                                        September 30, 1999                    December 31, 1998
                                                 -------------------------------      ---------------------------------
DEBT
(millions of dollars)                               Current         Long-Term            Current          Long-Term
                                                 -------------    -------------       -------------     ------------

9-5/8% senior subordinated notes (face
 amount of $125 million due 2007)                   $   --            $  0.2               $  --            $124.4

Bank revolving credit loan (at an average rate
 of 7.8% in 1999)                                       --             114.1                  --                --

Unsecured notes (at an average rate of 8.8% in
 1998)                                                  --                --                 2.3                --
                                                 -------------    -------------       -------------     ------------

Total notes payable and long-term debt              $   --            $114.3               $ 2.3            $124.4
                                                 =============    =============       =============     =============


SHAREHOLDERS' EQUITY                                  September 30,            December 31,
(millions of dollars)                                     1999                    1998
                                                  -------------------     ----------------------
Common stock                                              $  0.2                  $  0.2
Capital in excess of par value                              37.3                    35.2
Retained earnings                                           78.7                    70.8
Accumulated comprehensive loss                              (1.2)                   (1.5)
                                                  -------------------     ----------------------
                                                           115.0                   104.7
Less treasury common stock, 7,148,207 shares
 in 1999 and 2,768,339 shares in 1998, at cost             (89.6)                   (7.8)
                                                  -------------------     ----------------------
   Total shareholders' equity                             $ 25.4                  $ 96.9
                                                  ===================     ======================


CAPITAL STOCK - NUMBER OF SHARES
(thousands of shares)                                  September 30,             December 31,
                                                            1999                     1998
                                                   --------------------    -----------------------
Common stock, $.01 par value:
   Authorized                                                  50,000.0                   50,000.0
   Issued                                                      24,096.8                   23,879.1
   Outstanding                                                 19,668.6                   23,830.8

Series I non-voting common stock, $.01 par value:
   Authorized                                                  25,000.0                   25,000.0
   Issued                                                       2,720.0                    2,720.0
   Outstanding                                                       --                         --

Preferred stock, $.01 par value:
   Authorized                                                   5,000.0                    5,000.0
   Issued and Outstanding                                            --                         --


  (10) On April 28, 1999, the Mission Trust and the Company settled a lawsuit against the Company related to the Company's discontinued property and casualty insurance subsidiary, Centaur Insurance Company. The suit had alleged damages in excess of $100 million against the Company due to Centaur's failure to satisfy its reinsurance obligations to Mission. As part of the settlement, the Company paid the Mission Trust $4 million in the second quarter of 1999, and agreed to pay one-third of any future dividend or other distribution that may be paid to the Company after rehabilitation of Centaur.

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

In November and December, 1998, Loomis, Fargo made various claims against the Company for indemnification under the Contribution Agreement dated November 28, 1996 for certain environmental, cargo loss and other matters. The Company and Loomis, Fargo have resolved all such matters without a material adverse effect on the Company.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

  (11) In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The accumulated comprehensive loss balances as of September 30, 1999 and December 31, 1998 were $1.2 million and $1.5 million, respectively, and are included in shareholders' equity. The accumulated comprehensive loss balances for both periods consist solely of currency translation adjustments, net of tax.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS
------------------

On October 28, 1999, the Company announced that the Merrill Lynch Capital Partners, Inc., ("MLCP"), intends to distribute to its partners the remaining shares of the Company's common stock currently owned by the fund. MLCP owned 3,217,532 shares on October 28, 1999, representing approximately 16.4% of the outstanding shares. The general partner of the fund will receive approximately 412,300 shares in the distribution, and has agreed, subject to certain conditions, to hold the shares until at least April 15, 2000. Other Merrill Lynch affiliates, not part of the distribution, directly own 1,843,576 shares of the Company. Of these shares, affiliates owning 788,892 shares agreed to comply with the holdback arrangement. Current Board members James J. Burke, Jr., Albert
J. Fitzgibbons, III and Alexis P. Michas, formerly representatives of MLCP's investment interest in the Company, will remain on the Board of Directors at the Company's request, as independent directors.

On October 28, 1999, the Company announced the resignation of Timothy M. Wood, Vice President and Chief Financial Officer to pursue other interests. Mr. Wood will assist the Company with several transitional matters until January 3, 2000.

On October 26, 1999, past Chairman, President and Chief Executive Officer, J. Joe Adorjan, and retired Chairman and Chief Executive Officer, Donald C. Trauscht, retired and resigned as members of the Board of Directors.

On October 26, 1999, the Board of Directors approved a Stockholder Rights Plan designed to enhance the Board's ability to protect the Company's shareholders. The plan was adopted to protect against unsolicited attempts to acquire control of the Company when adequate price is not offered to all shareholders or the offer is not in the best interest of the Company and its shareholders. The rights will be distributed as a dividend at the rate of one right for each share of common stock, par value $0.01 per share ("Voting Common Stock"), and Series I Non-Voting Common Stock, par value $0.01 per share (together with the Voting Common Stock, the "Common Stock") held by stockholders of record at the close of business on November 8, 1999. Each right will entitle the holder to purchase, upon the occurrence of certain events, one unit of a share of preferred stock for $55.00. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15 percent or more of Burns International Services Corporation's Common Stock or commences a tender or exchange offer that, upon consummation, would result in a person or group owning 15 percent or more of Burns International Services Corporation's Common Stock. Under certain circumstances, the rights are redeemable at a price of $0.01 per right. The rights will expire on November 8, 2009.

On July 13, 1999, the Company announced that Terry L. Lengfelder was elected to the Board of Directors.

RESULTS OF OPERATIONS
---------------------

Revenues

Net service revenues for the three months ended September 30, 1999 increased $12.8 million, or 3.8% over 1998. Nine-month service revenues increased $39.4 million, or 4.0% over the comparable 1998 period. Higher average billing rates, growth in permanent guard hours and higher client retention rates contributed to the increases.

Costs and Expenses

Cost of services increased in line with revenue growth, rising 3.8% for the three and nine-month periods ended September 30, 1999, compared to the respective periods of 1998. Three and nine-month labor rates on new business continued their upward trends, but were largely offset by improved experience under the Company's self-insurance program. In addition, lower security officer turnover helped contain costs. Gross margins held steady at 15.6% for the three-months ended September 30, 1999 and 1998. Nine-month gross margins rose from 15.6% in 1998 to 15.8% in 1999.

Selling, general and administrative expenses for the three-months ended September 30, 1999, increased $2.0 million, or 5.6% over the same period of 1998. The 1999 third-quarter reflected various non-recurring items that contributed a net $155,000 reduction, before tax effects, to 1999 third-quarter selling, general and administrative expenses. These items included $2.4 million in net receipts from legal settlements and $1.1 million for other matters, including reversals of legal and other accruals that are no longer required. Offsetting these amounts were charges of $1.1 million to adjust certain assets to their realizable value and $2.2 million related to business relocation, organizational changes and other expenses.

Year-to-date selling, general and administrative expense comparisons are impacted by a $14.4 million provision recorded in the second quarter of 1998. Excluding the $14.4 million provision, selling, general and administrative expenses increased $3.3 million, or 3.1%, over 1998.

Depreciation expense for the three and nine-month periods ended September 30, 1999 increased $0.5 million and $1.0 million, respectively, over 1998. Increased expense reflects planned and ongoing investments in computer technology and software.

Included in other net expense is the Company's share of Loomis, Fargo net earnings. The Company recorded $0.4 million equity income for the three-months ended September 30, 1999 compared to breakeven earnings for the same period of 1998. Equity income for the nine-months ended September 30, 1999 was $1.0 million versus a $0.5 million loss in 1998. Also included in other net expense is amortization of excess purchase price. The $1.1 million decline in nine-month amortization results principally from lower levels of intangibles.

Net Interest Expense and Finance Charges
Third quarter interest expense increased $0.6 million over 1998 due to higher net debt levels and higher short-term interest rates.

Discontinued Operations
The 1998 gain from discontinued operations reflects:
 . A $42.5 million gain on the sale of the electronic security services business (net of $59.8 million tax expense).
 . A $6.3 million loss from electronic security services operations prior to sale of the unit.
 . A $15.9 million charge to adjust courier services assets to realizable value and to provide for future losses prior to its sale.

Extraordinary Items

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

Liquidity
---------

The Company's liquidity is provided by its operations and financial resources, including the facility for sale of receivables. Net funding, which includes accounts receivable sold through this facility, was as follows (millions of dollars):

                                             September 30,          December 31,
                                                 1999                  1998
                                            -------------          -------------
Short-term borrowings                        $      --               $    2.3
Long-term debt                                   114.3                  124.4
Securitized accounts receivables sold            105.0                   82.4

Less: Cash and cash equivalents                  (10.5)                (105.7)
                                             -----------             ---------
Total net funding                             $  208.8                $ 103.4
                                             ===========             =========

The Company's net funding requirements increased $105.4 million from its December 31, 1998 level. Available cash and cash equivalents and increased borrowings from the Company's accounts receivable and revolving credit facilities were used to fund the Company's second quarter 1999 stock repurchase and 9 5/8% subordinated debt buyback.

The Company has access to a number of financing sources, including a $120 million revolving accounts receivable facility and a $225 million revolving bank line of credit. The available revolving bank facility is reduced by the total dollar amount of letters of credit issued and outstanding. Letters of credit issued and outstanding were $59.6 million and $93.2 million at September 30, 1999 and December 31, 1998, respectively.

Following the second quarter 1999 repurchase of the 9 5/8% subordinated debt, substantially all of the Company's borrowings carry variable rates. To balance the inherent interest rate exposure, the

Company entered into two interest rate swap agreements in June 1999. See Item 3, Quantitative and Qualitative Disclosures about Market Risk for more information.

Cash Flow

Cash and cash equivalents decreased $95.2 million in 1999 versus a $104.5 million increase in 1998. The $104.5 million inflow in 1998 reflects proceeds from the Wells Fargo Alarm sale and the offsetting retirement of the 9 1/8% senior debt.

The 1999 cash and cash equivalents decreased $95.2 million, primarily as a result of the Company's second quarter 1999 stock repurchase and 9 5/8% subordinated debt buyback. Earnings from continuing operations were substantially absorbed by a $13.1 million increase in working capital requirements and $8.7 million of payments reducing liabilities associated with discontinued operations.

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

System date remediation was conducted in phases. First, all relevant IT systems and non-IT systems were assessed as to functionality and to determine Year 2000 impact. Second, for those systems and software found to be non-compliant or in need of upgrading, corrective steps have been and are being taken, such as the reprogramming or purchasing of replacement system software. Except as detailed below, systems and software modifications have been tested and then implemented at all necessary levels.

The Company's crucial computer systems are its source-to-gross payroll, gross-to-net payroll, general ledger, accounts payable, accounts receivable and invoicing systems. Specifically, the proprietary source-to-gross payroll system has been remediated, installed and in operation since November 1997. A compliant version of the gross-to-net payroll system was purchased and installed in the second quarter and is currently in operation. The general ledger, accounts payable, accounts receivable and invoicing systems were replaced with new purchased, compliant software and are currently in operation. The upgraded proprietary security guard scheduling system is Year 2000 compliant and has been installed and tested at all domestic guard sites. Other non-guard operations use only certain applications of the scheduling system, which are not critical to the business, and are expected to complete installation and testing by December 15, 1999.

Overall, the Company's domestic operations are Year 2000 compliant, having completed all three phases of the project. The operations will continue to test their systems for the remainder of 1999 to verify system and data integrity and to address software and database implementation and processing issues related to newly installed systems. The Company's United Kingdom and Canadian operations are in the final stages of system testing. The Colombian operation plans to be Year 2000 compliant in late December 1999.

Company Risks and Contingency Plans

Operationally, the worst case scenario would be the failure of the central payroll, local office guard scheduling systems or the central invoicing system. In that event, the payroll system would be backed up by a manual/automated system for the processing of paychecks. The scheduling systems would be backed up by a central scheduling center and/or an on-line, time-entry system. Client invoicing would be handled by a branch office supported system. These steps would preclude any material business interruption.

The likely financial and non-financial impact of non-compliant third party computer systems on the Company has not been quantified, as the Company cannot predict other businesses' Year 2000 efforts. However, no single customer or third party vendor of the Company could likely generate a material adverse impact on Company operations. As part of the effort to assess its exposure to risk, the Company mailed compliance questionnaires to its critical supply vendors. Responses were received and no warnings or indications of non-compliance were noted.

Costs of Compliance

To date, the Company has spent approximately $1.1 million toward remediation of its Year 2000 problems, which includes computer consultant costs. Estimates of the remaining cost of compliance are deemed not material by the Company. Independent of the Year 2000 issue, the Company has had in process both upgrading and replacement of certain systems and obsolete hardware to enhance their functionality.

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

               ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

The Company has limited market risk exposures, which are primarily related to changes in interest rates. The Company's policy is to balance its interest rate exposure, which it may manage with interest rate swap agreements that hedge outstanding borrowings. Following the repurchase of the Company's fixed rate subordinated debt in June 1999, substantially all of the Company's borrowings carry variable rates. As of September 30, 1999, approximately $114 million was financed through the revolving bank credit facility, which carries interest rates based on LIBOR and the prime rate. Approximately $105 million was funded from the accounts receivable securitization facility, which uses rates based on short-term commercial paper.

To reduce exposure to market interest rate volatility, the Company entered into two interest rate swap agreements effective June 15, 1999. The agreements protect the Company from rising market interest rates by effectively fixing payment rates on a total of $75.0 million of its net funding. In both swap agreements, the Company receives variable rate payments based on 3-month LIBOR and pays fixed rate payments based on the terms of each swap. The differential paid or received on the swap agreements is recognized as an adjustment to interest expense in the period earned or incurred. Both swaps call for settlement payments on a quarterly basis. The contract terms are as follows:

               Termination        Notional       Fixed Payment       Floating
                  Date             Amount            Rate              Rate
              -------------    --------------    -------------    -------------
Swap I        June 15, 2000    US $25,000,000        5.638%       3-Month LIBOR

Swap II       June 15, 2001    US $50,000,000        6.015%       3-Month LIBOR

Under current and expected market conditions, the Company believes near-term interest rate movements will not have a material negative impact on its results of operations. Currently, the Company does not use foreign currency forward contracts, does not have any material foreign currency exposure and does not use derivative instruments for speculative purposes.

                           PART II. OTHER INFORMATION
                                    -----------------

Item 1.   Legal Proceedings
          -----------------
          Inapplicable.


Item 2.   Changes in Securities
          ---------------------
          Inapplicable.


Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Inapplicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On July 2, 1999, the Company held a special stockholder's meeting to change the Company's name to Burns International Services Corporation. A proposal to approve an Amendment to the Company's Restated Articles of Incorporation was necessary to change the Company's name. The Amendment was approved by the following votes:

      For                  Against                 Abstain
---------------      ------------------      ------------------
  22,322,858                     17,522                   7,817


Item 5.   Other Information
          -----------------

          The Company filed a Form 8-A12B on November 5, 1999, under Item 1, Description of Registrant's Securities to be Registered, that described the declaration of a dividend of rights under a new Stockholders' Rights Plan and, under Item 2, Exhibits, filed a copy of the Rights Agreement.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits:
               27- Financial Data Schedule.

          (b)  Reports on Form 8-K:
               The Company filed a Form 8-K on September 28, 1999, under Item 5, Other Events, that included an open letter to shareholders from the Chief Executive Officer.

               The Company filed a Form 8-K on November 5, 1999, under Item 5, Other Events, that reported the declaration of a dividend of preferred stock purchase rights under a new Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Burns International Services Corporation
                 ---------------------------------------------
                                 (Registrant)



                           By /s/   Brian S. Cooper
                 ---------------------------------------------
                                  (Signature)

                                Brian S. Cooper
                                   Treasurer

                 (Principal Financial and Accounting Officer)



                         By /s/   Robert E. T. Lackey
                 ---------------------------------------------
                                  (Signature)

                              Robert E. T. Lackey
                      Vice President, General Counsel and
                              Corporate Secretary

                           (Duly Authorized Officer)



Date: November 12, 1999