Form 10-K
period 1999-12-31
BURNS INTERNATIONAL SERVICES CORP
filed 2000-03-29
CIK 817945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                _______________

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 1999  Commission file number: 1-5529

                                ______________

                   Burns International Services Corporation
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by stockholders, not including voting stock held by directors and executive officers of the registrant and affiliates of Merrill Lynch & Co., Inc. (the exclusion of such stock shall not be deemed an admission by the registrant that such person is an affiliate of the registrant), on March 6, 2000 was approximately $182.9 million. As of March 6, 2000, the registrant had 19,910,642 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

     Document                                 Part of Form 10-K into which
     --------                                 ----------------------------
                                              incorporated
                                              ------------

The Company's annual report to stockholders   Parts I, II and IV
for the year ended December 31, 1999

The Company's proxy statement for the 2000    Part III
annual meeting of stockholders

BURNS INTERNATIONAL SERVICES CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 1999
INDEX


Item Number                                                Page
-----------                                                ----

PART I
1.   Business                                               3
2.   Properties                                             7
3.   Legal Proceedings                                      7
4.   Submission of Matters to a Vote of Security Holders    9



PART II
5.   Market for the Registrant's Common Stock
      and Related Stockholder Matters                      10
6.   Selected Financial Data                               10
7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations        10
7A.  Quantitative and Qualitative Disclosures
      About Market Risk                                    11
8.   Financial Statements and Supplementary Data           11
9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure               11



PART III
10.  Directors and Executive Officers of the Registrant    12
11.  Executive Compensation                                13
12.  Security Ownership of Certain Beneficial
      Owners and Management                                13
13.  Certain Relationships and Related Transactions        13



PART IV
14.  Exhibits, Financial Statement Schedules,
      and Reports on Form 8-K                              14


                                    PART I

Item 1.  Business

     The Company is North America's premier supplier of contract guard and related security services. As a result of its significant market presence, breadth of product offerings and strategic alliances, the Company is well positioned to service local, multi-location and national accounts and provide total security solutions to its customers.

     The Company provides guard services, as well as background screening, contract employment and investigative services, to approximately 14,000 clients in the United States, Canada, England, Scotland, Ireland and Colombia. The Company services these clients with approximately 75,000 employees in approximately 320 offices under the Burns, Globe and other service marks.

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

     The Company employs approximately 68,000 security officers, 4,000 employees in the temporary employee leasing operation and 3,000 executive and administrative employees. Domestic security officers undergo a standardized pre-employment screening program that features mandatory drug screening, criminal record checks at the county and municipal court level and verification of consumer credit reports, social security information and drivers' license records. Security officers in foreign jurisdictions are screened according to local requirements. Security officers receive classroom orientation and field training in safety, first aid and security techniques and in the handling of specific problems applicable to particular industries or situations.

     The Company markets guard services through approximately 200 sales representatives nationwide and in Canada, England, Scotland, Ireland and Colombia. Sales personnel operate out of local branch and sales offices. The Company also bids on contracts with governmental agencies.

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

     Financial information concerning the Company's segments, and information concerning the revenues and identifiable assets of the Company is incorporated herein by reference to Note 11 of the Notes to Consolidated Financial Statements.

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

     The Company and the former Loomis shareholders entered into a stockholders agreement providing that Loomis Fargo's board of directors consists of seven directors: three directors nominated by the Company; three directors nominated by the former Loomis shareholders; and the Loomis Fargo chief executive officer. The number of directors that may be designated pursuant to the stockholder agreement may be adjusted if either the Company or the former Loomis shareholders reduce their ownership stake in Loomis Fargo. The stockholder agreement provides that the vote of five of the seven directors is required for Loomis Fargo to engage in certain specified activities.

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

     The Company is a party to collective bargaining agreements with various local unions covering approximately 5,200 employees. The collective bargaining agreements expire at various dates from 2000 to 2005 and relate, among other things, to wages, hours and conditions of employment. Under section 9(b)(3) of the National Labor Relations Act, if a union admits to membership, or is affiliated directly or indirectly with a union that admits to membership of employees other than guards, an employer of guards can refuse to bargain with such union and such union cannot be certified as the representative of a unit of guards. As a result, the Company has in many instances refused to recognize or withdrawn recognition of labor organizations that admit as members employees other than guards.

Competition

     The Company competes with major national and international firms and numerous smaller regional and local companies providing similar services. Competition in the security guard industry is based on price in relation to the quality of service, the scope of services performed, the extent and quality of guard supervision, recruiting and training and name recognition.

Regulation

     Due to the nature of the Company's business, its operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements. In addition, many states have laws requiring training and registration of security officers, regulating the use of badges, identification cards and uniforms and imposing minimum bond surety and insurance requirements. The Company believes that its operations are in substantial compliance with those laws, regulations and requirements. Federal legislation has been introduced relating to security officer qualification and training. Similar legislation is pending in several states. The Company generally supports the creation of standards for the industry and does not expect that the establishment of such standards will have a material effect on its physical security services operations.

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

Risk Management

     The nature of the services provided by the Company exposes it to potentially greater risks of liability for employee acts, injuries (including workers' compensation claims) or omissions than may be posed by other service businesses.

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

     In 1999, the Company combined efforts with a major insurance carrier and transferred responsibility for the strategic management and administration of certain of the Company's casualty risks to a newly formed subsidiary of the Company. The Company remains liable for the casualty risk programs should the new subsidiary be unable to satisfy its obligations.

Discontinued Operations

     On May 29, 1998, the Company sold its electronic security services business, Wells Fargo Alarm Services ("Alarm"), to ADT Security Services, a subsidiary of Tyco International, Ltd. ("ADT"), for approximately $425 million plus the assumption of approximately $6 million of debt by the buyer. The Company recorded a net after-tax gain of $42.5 million for the transaction in the second quarter. As a result of the sale, the division's results have been restated and reflected as discontinued operations for all periods presented.

     Through Alarm, the Company provided integrated electronic security systems, including intrusion and fire detection, sprinkler and critical industrial process monitoring, closed circuit television and access control. Alarm designed, installed, monitored and serviced electronic security systems located on the premises of commercial and residential customers in the United States and Canada under the Wells Fargo(R) and Pony Express(R) service marks. Alarm also provided, under the Bel-Air Patrol trade name, an integrated guard, patrol and alarm service to customers in Bel-Air, Beverly Hills and other Los Angeles communities. The unit had approximately 2,200 employees. The Company and ADT have a strategic alliance agreement for the furnishing of electronic and physical security services to their respective clients.

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

     The Company entered into an agreement with BorgWarner Inc. ("Automotive") effective July 31, 1998 whereby the Company sold its rights to the "Borg-Warner" name and mark in the security field. Automotive granted the Company an exclusive, royalty-free license to use the "Borg Warner" name and mark in the security field for a four-year period.

     On July 2, 1999, shareholder approval was received to change the Company's corporate name to Burns International Services Corporation. The change is part of an overall strategy, announced May 4, 1999, to unify under one brand name the broad range of services offered by the Company. The brand unification should eliminate existing market confusion with Wells Fargo & Company ("Wells Fargo") and Borg-Warner Automotive, Inc.

     As part of its brand unification strategy, the Company entered into an agreement on March 30, 1999 (the "Agreement") with Wells Fargo to relinquish a royalty-free license to the Wells Fargo name in the security field. In addition, Wells Fargo granted the Company a royalty-free license to use the Wells Fargo name and mark for a two-year period commencing on the date of the Agreement. Under the Agreement, Wells Fargo has reimbursed the Company for costs associated with the brand unification.


Item 2.   Properties

     The Company and its subsidiaries maintain general offices in various cities in the United States, Canada, England, Scotland, Ireland and Colombia. At December 31, 1999, the Company had leased and occupied approximately 320 branch and satellite offices. The Company owns and occupies an office building in Parsippany, New Jersey, with approximately 160,000 square feet. The building is used for executive, administrative and support functions. The Company leases approximately 57,000 square feet of office space in Chicago, Illinois for its executive offices. However, it currently subleases 23,000 square feet of such office space to third parties. The Company believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.


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

     Centaur Litigation

     On April 28, 1999, the Mission Trust and the Company settled a lawsuit against the Company related to the Company's discontinued property and casualty insurance subsidiary, Centaur Insurance Company, which ceased writing insurance in 1984. The suit had alleged damages in excess of $100 million against the Company due to Centaur's failure to satisfy its reinsurance obligations to Mission. As part of the settlement, the Company paid the Mission Trust $4 million in the second quarter of 1999, and agreed to pay one-third of any future dividend or other distribution that may be paid to the Company after rehabilitation of Centaur.

     Environmental Proceedings

     The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $2 million. Additionally, the Company will be indemnified by its former subsidiary, BorgWarner Inc., against certain future costs relating to environmental liabilities associated with certain former automotive operations.

 Loomis, Fargo Indemnification Claims

     In November and December, 1998, Loomis, Fargo & Company ("Loomis, Fargo") made various claims against the Company for indemnification, under the Contribution Agreement dated

November 28, 1996 under which Loomis, Fargo was formed, for certain cargo losses and environmental losses. The Company and Loomis, Fargo resolved all such matters in 1999 without a material adverse effect on the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders of the Company during the fourth quarter of 1999.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     As of March 6, 2000, there were approximately 188 holders of record of Common Stock.

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

     High and low sales prices (as reported on the New York Stock Exchange composite tape) for the Common Stock for each quarter during 1998 and 1999 were:

                          Quarter Ended                    High                   Low
                 -------------------------------  ----------------------  -------------------
1998             March 31                                      $19 7/16            $15 5/16
                 June 30                                        24 3/4              17 7/8
                 September 30                                   23 1/16             13 1/4
                 December 31                                    20 1/16             13 1/16

1999             March 31                                      $20 11/16           $14 11/16
                 June 30                                        22                  15 3/8
                 September 30                                   21 1/2              12 5/16
                 December 31                                    16 1/16              8 1/4

Item 6. Selected Financial Data

     The selected financial data for the five years ended December 31, 1999, with respect to the following line items shown under the "Consolidated Statistical Review" on page 21 of the Annual Report, are incorporated herein by reference and made a part of this Report: net service revenues; earnings from continuing operations; earnings from continuing operations per share; total assets; total debt; and, a discussion of dispositions of business operations that affect the comparability of information between years.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations (set forth on pages 22 through 25) in the Annual Report are incorporated herein by reference and made a part of this Report.

     An anticipated amendment to certain financial covenants in the Company's senior credit facility was discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company completed the amendment, dated March 3, 2000 and effective March 15, 2000, to maintain continued borrowing capacity.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Disclosures about market risk are contained within pages 24 and 25 of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, and are incorporated herein by reference and made a part of this report.


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements (including the notes thereto) of the Company (set forth on pages 26 through 40) in the Annual Report are incorporated herein by reference and made a part of this report. Supplementary financial information regarding quarterly results of operations (unaudited) for the years ended December 31, 1999 and 1998 is set forth in Note 17 of the Notes to Consolidated Financial Statements. For a list of financial statements and schedules filed as part of this report, see Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Inapplicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors and nominees for election as directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors" on pages 2 through 5 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Executive Officers

     Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of March 6, 2000:

Name                     Age    Position With Company

John A. Edwardson         50    Chairman of the Board, President and Chief Executive Officer
John D. O'Brien           57    Senior Vice President
James M. Froisland        49    Vice President and Chief Financial Officer
Robert E. T. Lackey       51    Vice President, General Counsel and Corporate Secretary
James F. McNulty          50    Vice President and President, Total Security Solutions
Nancy E. Kittle           47    Vice President, Human Resources

     Mr. Edwardson has been Chairman of the Board since June 1999 and Chief Executive Officer and President since March 1999. Mr. Edwardson was President from 1994 to 1998 and Chief Operating Officer from 1995 to 1998 of United Airlines, Inc. and was Executive Vice President and Chief Financial Officer from 1991 to 1994 of Ameritech Corp. Mr. Edwardson is also a director of Household International and Focal Communications Corporation.

     Mr. O'Brien has been Senior Vice President of the Company since 1993 and was Vice President of the Company from 1987 to 1993. Mr. O'Brien is also President of Burns International Security Services Corporation and a director of Loomis, Fargo & Co.

     Mr. Froisland joined the Company in February 2000 as Vice President and Chief Financial Officer. Prior to that, and starting in 1996, Mr. Froisland was Vice President, Corporate Controller of Anixter International, Inc. He served as Vice President, Corporate Controller for Budget Rent A Car Corporation from 1992 to 1996, and Chief Financial Officer of Allsteel, Inc. from 1990 to 1992.

     Mr. Lackey has been Vice President, General Counsel and Secretary of the Company since 1997 and was Vice President, General Counsel and Secretary of Transamerica Commercial Finance Corp. from 1991 to 1995.

     Mr. McNulty has been President of Burns International Total Security Solutions since 1997, and was Executive Vice President of Burns International Security Services Corporation from 1995 to 1997 and President, Burns International Security Services North Central business unit from 1987 to 1995.

     Ms. Kittle has been Vice President, Human Resources since 1996 and was Senior Vice President, Human Resources for Forte Hotels, Inc. from 1991 to 1995.

     Each of the executive officers named above was elected by the Board of Directors to serve in the office indicated until his/her successor is elected and qualified.

Item 11.    Executive Compensation

     Information with respect to compensation of executive officers and directors of the Company is incorporated herein by reference to the information under the captions "Executive Compensation" on pages 8 and 9, and "Compensation of Directors" on pages 5 and 6, of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Company's common stock, by directors and nominees for director of the Company and by all directors and executive officers of the Company as a group is incorporated herein by reference to the information under the caption "Stock Ownership" on pages 6 through 8 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" on page 19 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the registrant and its consolidated subsidiaries, set forth on pages 26 through 40 of the Annual Report, and the Independent Auditors' Report, set forth on page 41 of the Annual Report, are incorporated herein by reference:

       Consolidated Statement of Operations--three years ended December 31, 1999

       Consolidated Balance Sheet--December 31, 1999 and 1998

       Consolidated Statement of Cash Flows--three years ended December 31, 1999

       Consolidated Statement of Shareholders' Equity--three years ended December 31, 1999

       Notes to Consolidated Financial Statements

     (a)(2) The following report of independent auditors and financial statement schedule of the registrant and its consolidated subsidiaries are included herein:

          Report of Deloitte & Touche LLP, independent auditors

          Schedule II - Valuation and Qualifying Accounts

     Certain schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) The exhibits listed in the "Exhibit Index."

     (b)  Reports on Form 8-K:

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

BURNS INTERNATIONAL SERVICES CORPORATION


By /s/ John A. Edwardson
   ----------------------

John A. Edwardson
Chairman of the Board, Chief Executive Officer and President

Date:  March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this day of March 27, 2000:


Signature                                       Title
---------                                       -----

/s/ John A. Edwardson                  Chairman of the Board, Chief Executive
---------------------                  Officer and President and Director
John A. Edwardson                      (Principal Executive Officer)


/s/ Brian S. Cooper                    Treasurer
-------------------                    (Principal Financial and
Brian S. Cooper                         Accounting Officer)


/s/ James .J. Burke, Jr.               Director
------------------------
James J. Burke, Jr.

/s/ Albert J. Fitzgibbons, III         Director
------------------------------
Albert J. Fitzgibbons, III

/s/ Arthur F. Golden                   Director
------------------------------
Arthur F. Golden

/s/ Dale W. Lang                          Director
----------------
Dale W. Lang

/s/ Terry L. Lengfelder                   Director
-----------------------
Terry L. Lengfelder

/s/ Robert A. McCabe                      Director
--------------------
Robert A. McCabe

/s/ Andrew McNally, IV                    Director
----------------------
Andrew McNally IV

s/ Alexis P. Michas                       Director
-------------------
Alexis P. Michas

/s/ H. Norman Schwarzkopf                 Director
-------------------------
H. Norman Schwarzkopf

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Burns International Services Corporation

We have audited the consolidated financial statements of Burns International Services Corporation and subsidiaries, ("the Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 1, 2000; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Burns International Services Corporation and subsidiaries listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

-------------------------

DELOITTE & TOUCHE LLP


Chicago, Illinois
March 1, 2000

                                                                     SCHEDULE II

                   BURNS INTERNATIONAL SERVICES CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 ($ MILLIONS)


COLUMN A                                  COLUMN B                  COLUMN C                   COLUMN D          COLUMN E
------------------------------------  ----------------  ---------------------------------  ----------------  -----------------

Years Ended December 31,
                                                                    Additions
                                                      ----------------------------------
                                         Balance at        Charged to       Charged to                          Balance at
                                         Beginning         Costs and          Other                              Close of
Description                              of Period          Expenses         Accounts      Deductions             Period
                                      ---------------- -------------------- ------------   -------------     -----------------

1997
Allowance for Doubtful Accounts                   $5.4              $3.1           $0.4              $4.9               $4.0
                                                  ====              ====           ====              ====               ====
1998
Allowance for Doubtful Accounts                   $4.0              $5.1           $0.3              $2.4               $7.0
                                                  ====              ====           ====              ====               ====
1999
Allowance for Doubtful Accounts                   $7.0              $5.4           $0.1              $4.5               $8.0
                                                  ====              ====           ====              ====               ====


The above table sets forth the valuation and qualifying accounts for the previous three years. Previously reported amounts have been restated to reflect the discontinued operations related to the May 29, 1998 sales of the Company's electronic security unit and the Company's courier services unit.

                                 EXHIBIT INDEX

Exhibit
Number     Document Description
-------    --------------------

3.1     Amended and Restated Certificate of Incorporation of the Company.

3.2     Amended and Restated Bylaws of the Company.

*4.1 Indenture dated as of May 3, 1993 by and between the Company and The First National Bank of Chicago (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993).

*4.2 Indenture dated as of March 24, 1997 by and between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-26573).

*4.3 Stockholder Rights Plan dated as of October 29, 1999 between the Company and The Bank of New York, as Rights Agent (incorporated by reference to
        Exhibit 1 to the Form 8-A filed November 5, 1999).

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

+*10.6 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and J.J. Adorjan. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.7 Employment Agreement dated September 5, 1997 for J.D. O'Brien (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.8 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and J.D. O'Brien (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

+*10.9 Employment Agreement dated September 5, 1997 for T.M. Wood (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+*10.10 Noncompetition Agreement dated as of September 5, 1997 by and between the Company and T.M. Wood (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1997).

+*10.11 Borg-Warner Security Corporation Retirement Savings Excess Benefit Plan, as amended and restated through January 1, 1995 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

+*10.12 Borg-Warner Security Corporation Supplemental Benefits Compensation
        Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

+*10.13 Consulting Agreement amended as of August 31, 1998 between the Company and H. Norman Schwarzkopf. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.14 Contribution Agreement dated as of November 28, 1996 by and among the Company, Wells Fargo Armored Service Corporation, Loomis-Wells Corporation (now known as Loomis, Fargo & Co.), Loomis Holding Corporation and Loomis Stockholders Trust (incorporated by reference to
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 7, 1997).

+10.15 Amended and Restated Employment Agreement dated March 26, 1999 for J. A. Edwardson.

+10.16  Change in Control Agreement dated July 13, 1999 for R. E. T. Lackey.

*10.17 Stock Purchase Agreement, dated as of April 17, 1998, among ADT Security Services, Inc., Tyco International (US) Inc. and the Company relating to the purchase and sale of the common stock of Wells Fargo Alarm Services, Inc., BW-Canada Alarm (Wells Fargo) Corporation and Wells Fargo Pyro Technologies, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the December 31, 1998).

 *10.18 Stock Purchase Agreement, dated as of April 22, 1998, by and between the Company and Mustang Holdings, Inc. relating to the purchase and sale of the common stock of Pony Express Delivery Services, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

 *10.19 Amended and Restated Credit Agreement dated as of June 30, 1998 among the Company, Lenders listed therein, Canadian Imperial Bank of Commerce, as Documentation Agent, NationsBank N.A., as Syndication Agent, and Bankers Trust Company, as Administrative Agent related to the Company's receivables facility (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1998).

  10.20 Second Amendment, dated May 10, 1999, to the Amended and Restated Credit Agreement and Consent dated as of June 30, 1998 among the Company, Lenders listed therein, Canadian Imperial Bank of Commerce, as Documentation Agent, Nations Bank, N.A., as Syndication Agent, and Bankers Trust Company, as Administrative Agent related to the Company's receivables facility

 *10.21 Third Amendment, dated December 16, 1999, to the Amended and Restated
        Credit Agreement dated as of June 30, 1998 among the Company, Lenders listed therein, Canadian Imperial Bank of Commerce, as Documentation Agent, Bank of America, N.A., as Syndication Agent, and Bankers Trust Company, as Administrative Agent related to the Company's receivables facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 10, 2000).

 *10.22 Line of Credit Agreement dated January 3, 2000 between the Company and
        Bankers Trust Company (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 10, 2000).

  10.23 Fourth Amendment, dated March 3, 2000, to the Amended and Restated Credit Agreement dated as of June 30, 1998 among the Company, Lenders listed therein, Canadian Imperial Bank of Commerce, as Documentation Agent, Bank of America, N.A., as Syndication Agent, and Bankers Trust Company, as Administrative Agent related to the Company's receivables facility.

 +10.24 Change in Control Agreement dated February 1, 2000 for James M.
        Froisland.

 +10.25 Change in Control Agreement dated July 13, 1999 for James F. McNulty.

 +10.26 Change in Control Agreement dated July 13, 1999 for Nancy E. Kittle.

+*10.27 Borg-Warner Security Corporation's 1999 Stock Incentive Plan
        (incorporated by reference to Appendix A of the Company's Proxy Statement dated March 19, 1999).

  13    Portions of the Annual Report to Stockholders.

  21    Subsidiaries of the Company.

23      Consent of Deloitte & Touche LLP.

27      Financial Data Schedule.

99      Cautionary Statement.
_________
* Incorporated by reference.
+ Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)