Form 10-Q
period 2000-03-31
BURNS INTERNATIONAL SERVICES CORP
filed 2000-05-12
CIK 817945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                     For the Quarter Ended March 31, 2000
                        Commission file number: 1-5529

                   BURNS INTERNATIONAL SERVICES CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                     13-3408028
  ----------------------------------------             -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)


  200 South Michigan Avenue, Chicago, Illinois                    60604
  --------------------------------------------                -------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (312)  322-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X    NO________
                                         -----

On April 30, 2000 the registrant had 19,910,642 shares of Common Stock outstanding.

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                MARCH 31, 2000

                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I.     FINANCIAL INFORMATION
            ---------------------

   Item 1.  Financial Statements
            Consolidated Statement of Operations for
              the Three Months Ended March 31, 2000 and 1999.....................................   2
            Condensed Consolidated Balance Sheet
              at March 31, 2000 and December 31, 1999............................................   3
            Condensed Consolidated Statement of Cash Flows for
              the Three Months Ended March 31, 2000 and 1999 ....................................   4
            Notes to the Consolidated Financial Statements ......................................   5

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .....................................  11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................  15


PART II.    OTHER INFORMATION
            -----------------

   Item 1.  Legal Proceedings ...................................................................  17

   Item 2.  Changes in Securities ...............................................................  17

   Item 3.  Defaults Upon Senior Securities .....................................................  17

   Item 4.  Submission of Matters to a Vote of Security Holders .................................  17

   Item 5.  Other Information ...................................................................  17

   Item 6.  Exhibits and Reports on Form 8-K.....................................................  17

SIGNATURES.......................................................................................  18

                         PART I. FINANCIAL INFORMATION
                                 ---------------------
                         ITEM 1. FINANCIAL STATEMENTS

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)


                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------

Net service revenues                                    $ 357.2         $ 330.5
Cost of services                                          300.3           277.4
Selling, general and administrative expenses               41.7            36.2
Depreciation                                                1.8             1.2
Other expense, net                                          0.4             1.3
Interest expense and finance charges, net                   5.0             3.8
                                                        -------         -------
   Earnings before income taxes                             8.0            10.6

Provision for income taxes                                  3.2             4.1
                                                        -------         -------

Net earnings                                            $   4.8         $   6.5
                                                        =======         =======

Earnings per common share - basic                       $  0.24         $  0.27
                                                        =======         =======

Earnings per common share - diluted                     $  0.24         $  0.27
                                                        =======         =======


Comprehensive earnings:
Net earnings                                            $   4.8         $   6.5
Other comprehensive earnings:
Currency translation adjustment, net of $0.1
   tax benefit in 2000                                     (0.2)            0.1
                                                        -------         -------
Comprehensive earnings                                  $   4.6         $   6.6
                                                        =======         =======

  (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)

                                                             March 31,    December 31,
ASSETS                                                         2000           1999
------------------------------------                        ----------    ------------
  Cash and cash equivalents                                   $    7.7        $   10.4
  Receivables, net                                                27.2            59.9
  Income tax receivable, net                                      29.6            32.1
  Other current assets                                           102.2            71.9
                                                              --------        --------
      Total current assets                                       166.7           174.3

  Property, plant and equipment, at cost                          43.6            43.3
      Less accumulated depreciation                               20.6            19.7
                                                              --------        --------
  Net property, plant and equipment                               23.0            23.6

  Net excess purchase price over net assets acquired             105.5           107.1
  Deferred tax asset, net                                          5.7             5.7
  Other assets                                                    35.4            33.0
                                                              --------        --------

     Total assets                                             $  336.3        $  343.7
                                                              ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  Notes payable                                               $    2.2        $    3.6
  Accounts payable and accrued expenses                          118.5           125.1
                                                              --------        --------
     Total current liabilities                                   120.7           128.7

 Long-term debt                                                  128.8           133.6
 Other long-term liabilities                                      51.3            50.7

 Common stock                                                      0.2             0.2
 Other shareholders' equity                                       35.3            30.5
                                                              --------        --------
     Total shareholders' equity                                   35.5            30.7
                                                              --------        --------

     Total liabilities and shareholders' equity               $  336.3        $  343.7
                                                              ========        ========

  (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Millions of dollars)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -----------------------
OPERATING:                                                            2000         1999
                                                                   ----------   ----------
Continuing Operations:
Earnings from continuing operations                                   $   4.8      $   6.5
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Non-cash charges to earnings:
      Depreciation and amortization                                       2.7          2.7
      Other, net                                                          1.6         (0.2)
    Changes in assets and liabilities:
      (Increase) decrease in receivables                                 (1.3)         5.1
      Decrease (increase) in other current assets                         0.4         (0.1)
      Net change in accounts payable and accrued expenses                (3.6)        10.5
      Net change in other long-term assets and liabilities               (2.0)        (4.3)
                                                                      -------      -------
    Net cash provided by continuing operations                            2.6         20.2

Net cash used in discontinued operations                                 (3.0)        (2.2)
                                                                      -------      -------
        Net cash (used in) provided by operating activities              (0.4)        18.0
INVESTING:
Capital expenditures                                                     (1.4)        (2.3)
Net cash paid for acquisitions                                             --         (2.0)
Other, net                                                                0.3          0.1
                                                                      -------      -------
        Net cash used in investing activities                            (1.1)        (4.2)
                                                                      -------      -------
FINANCING:
(Decrease) increase in notes payable                                     (1.4)         1.0
Decrease in debt outstanding under revolving credit facility             (4.8)          --
Increase (decrease) in receivables sold                                   5.0        (47.4)
    Other, net                                                             --          1.8
                                                                      -------      -------
            Net cash used in financing activities                        (1.2)       (44.6)
                                                                      -------      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (2.7)       (30.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         10.4        105.7
                                                                      -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   7.7      $  74.9
                                                                      =======      =======

  (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   (1) The financial statements of Burns International Services Corporation and consolidated subsidiaries ("the Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain previously reported 1999 amounts have been reclassified to conform to the current 2000 presentation.

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

The Company recorded $0.5 million equity income for the three months ended March 31, 2000 for its share of Loomis, Fargo income, compared to $0.2 million for the same period of 1999. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

   (3) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd. On May 29, 1998, the Company also sold its courier services business. Both businesses were carried as discontinued operations prior to their disposals. The Company remains liable on certain retained liabilities from both businesses.

   (4) The Company's provision for income taxes for the three month periods ended March 31, 2000 and 1999 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

   (5)  Other expense, net is comprised of the following (millions of dollars):

                                          Three Months Ended
                                               March 31,
                                         --------------------
                                          2000          1999
                                         -------      -------
Loomis, Fargo income                     $ (0.5)      $ (0.2)
Excess purchase price amortization          0.9          1.5
                                         ------       ------
Total other expense, net                 $  0.4       $  1.3
                                         ======       ======

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

   (7) Earnings per common share are based on average common shares outstanding and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows (in thousands of shares):

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2000          1999
                                                   -------      -------
          Basic EPS
            Average common shares outstanding       19,790       23,900

          Diluted EPS
            Common share equivalents                   149          338
                                                   -------      -------
            Average common shares outstanding
            and common share equivalents            19,939       24,238
                                                   =======      =======

On October 26, 1999, the Board of Directors approved a Stockholder Rights Plan (the "Plan") for the Company. If a distribution were to occur under the Plan, then earnings per share would be affected by the resultant increase in the number of common share equivalents.

   (8) The allowance for doubtful accounts was $8.4 million at March 31, 2000 and $8.0 million at December 31, 1999, respectively. The accumulated amortization of excess purchase price over net assets acquired was $17.7 million at March 31, 2000 and $17.9 million at December 31, 1999.

Burns International Services Corporation and selected subsidiaries have an agreement to sell a revolving pool of trade accounts receivable to a special purpose subsidiary. Under the facility, the subsidiary can sell to third parties up to a $120 million undivided interest in such accounts receivable. At March 31, 2000, the subsidiary had purchased $205.1 million of accounts receivable and sold a $120.0 million undivided interest in such receivables. At December 31, 1999, the subsidiary had purchased $171.9 million of accounts receivable and had sold an undivided interest therein equal to $120.0 million. The subsidiary's unsold interest in such receivables is considered an interest in a security and is included in "Other current assets." The fair value of the retained interest approximates its carrying value due to the short-term nature of the receivables. Also included in "Other current assets" is $5.0 million at December 31, 1999, representing interest-bearing cash deposits held in trust under the terms of the agreement. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. No such cash deposits were required at March 31, 2000. The Company's retained interests in the receivables and cash deposits are generally restricted.

Supplemental Cash Flow Information:

Net cash payments for interest and income taxes were as follows (millions of dollars):

                                               Three Months Ended
                                                    March 31,
                                              ---------------------
                                                2000         1999
                                              --------     --------
             Interest paid                     $  4.5       $ 6.7
             Income taxes (refunded) paid        (1.6)        0.7


   (9) The following tables summarize the capitalization of the Company at March 31, 2000 and December 31, 1999:

                                                        March 31, 2000        December 31, 1999
                                                   -----------------------  -----------------------
   DEBT                                                            Long-                    Long-
   (millions of dollars)                             Current       Term       Current       Term
                                                   -----------   ---------  -----------   ---------
   9-5/8% senior subordinated notes due 2007         $   --       $   0.2     $  --        $   0.2

   Senior credit facility (at an average rate
   of 8.2% in 2000 and 7.7% in 1999)                     --         128.6        --          133.4

   Overdraft facility (at an average rate of
   7.5% in 2000 and 6.9% in 1999)                       2.2            --       3.6             --
                                                     ------       -------     -----        -------
   Total short-term and long-term debt               $  2.2       $ 128.8     $ 3.6        $ 133.6
                                                     ======       =======     =====        =======

The Company's senior credit facility, which carries a $225 million maximum commitment from a group of financial institutions, provides for revolving borrowings and bank letters of credit. Up to $125 million of the facility is available for letters of credit. Borrowing availability under the facility commitment is reduced by the total dollar amount of letters of credit issued and outstanding under the facility, which totaled $46.2 million and $47.1 million at March 31, 2000 and December 31, 1999, respectively. Borrowing capacity under the facility may also be limited by various covenants. The entire bank facility is available through March 31, 2002.

Due to the fact that the Company experienced delays in customer invoicing and collection of receivables during implementation of its new financial and invoicing software, the Company arranged an amendment, effective March 15, 2000, to certain financial covenants in its senior credit facility.

SHAREHOLDERS' EQUITY                                 March 31,    December 31
(millions of dollars)                                  2000          1999
                                                    -----------  ------------

Common stock                                          $  0.2        $  0.2
Capital in excess of par value                          37.8          37.6
Retained earnings                                       88.7          83.9
Accumulated comprehensive loss                          (1.5)         (1.3)
                                                      ------        ------
                                                       125.2         120.4
Less treasury common stock, 7,148,207 shares in
2000 and 1999, at cost                                 (89.7)        (89.7)
                                                      ------        ------

   Total shareholders' equity                         $ 35.5        $ 30.7
                                                      ======        ======

The accumulated comprehensive loss balances for both periods consist solely of currency translation adjustments, net of tax.

CAPITAL STOCK - NUMBER OF SHARES
(thousands of shares)                                    March 31,       December 31,
                                                            2000             1999
                                                        -----------     --------------
Common stock, $.01 par value:
   Authorized                                               50,000.0           50,000.0
   Issued                                                   24,338.8           24,096.8
   Outstanding                                              19,910.6           19,668.6

Series I non-voting common stock, $.01 par value:
   Authorized                                               25,000.0           25,000.0
   Issued                                                    2,720.0            2,720.0
   Outstanding                                                    --                 --

Preferred stock, $.01 par value:
   Authorized                                                5,000.0            5,000.0
   Issued and Outstanding                                         --                 --

   (10) The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $2 million. Additionally, the Company will be indemnified by its former subsidiary, BorgWarner Inc., against certain future costs relating to environmental liabilities associated with certain former automotive operations.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

    (11) The Company provides security officers to deter crime, monitor electronic security systems and control public and private access to facilities, and it performs general investigative services and background screening of individuals, primarily upon their consideration for employment by a client. The Company also offers non-security related services to customers through its temporary employee leasing operation, Burns International Staffing ("Staffing"). The Company's largest segment, Domestic Industrial, provides security services to clients in a wide variety of industries across the United States. Industrial security segments in Canada, Europe and Colombia serve similar industries abroad and are aggregated into the Foreign Industrial segment. The unique security needs of the aviation industry, and the regulated and governmental sectors of the economy are serviced by the Company's Globe Aviation and Energy/Government segments. These two segments, along with the Investigative Services, SafeToHire.com (background screening) and Staffing segments, are grouped together and reported as "Other Segments".

The Company has changed the format under which it reviews segment operating performance. The segments are currently evaluated based primarily on operating income before corporate administrative expenses, interest expense, finance charges and taxes. Prior period disclosures have been changed to conform to the current presentation. The Company does not allocate assets to individual segments because asset deployment is not material for management of the business. Information concerning the segments is set forth below:

                                                          Domestic      Foreign       Other
(millions of dollars)                                    Industrial    Industrial    Segments    Consolidated
                                                       --------------------------------------------------------
Three Months Ended March 31, 2000:
Revenue                                                   $  269.5      $  35.5       $  52.2      $  357.2
Operating Income (Loss)                                       19.2         (0.2)          1.8          20.8

Three Months Ended March 31, 1999:
Revenue                                                   $  245.0      $  33.1       $  52.4      $  330.5
Operating Income                                              16.2          0.7           1.5          18.4

The following reconciles consolidated segment operating income to consolidated earnings before income taxes:

                                                  Three Months Ended
                                                       March 31,
                                                ------------------------
(millions of dollars)                              2000          1999
                                                ----------    ----------
Consolidated segment operating income            $  20.8       $  18.4
Unallocated items, net                              (8.3)         (4.2)
Equity income in joint venture                       0.5           0.2
Interest expense                                    (5.0)         (3.8)
                                                 -------       -------
Consolidated earnings before income taxes        $   8.0       $  10.6
                                                 =======       =======

Unallocated items include corporate administrative expense and operating charges not used in evaluating segment performance.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIGNIFICANT EVENTS
------------------

On April 25, 2000, the Company announced its background screening services company, Burns International Information Services, had changed its name to Burns International SafeToHire.com, Inc. The name was changed to more accurately reflect the technological advancements in its business, which offers web-based pre-employment screening solutions to its 1,700 clients.

On April 19, 2000, the Company announced that S. Jay Stewart was elected to the Board of Directors.

On March 21, 2000, the Company named James F. McNulty III Vice President, Sales and Marketing. Mr. McNulty continues as President of the Company's Total Security Solutions group, with responsibility for the National Accounts program and the Company's strategic business alliances.

On February 22, 2000, the Company and Cap Index, Inc. announced a new value-added relationship that will make CAP Index's site-specific crime risk data readily available to the Company's clients throughout the United States and Canada. Under the terms of the agreement, the Company will have access to CAP's Crime risk database studies to help its clients develop strategic security solutions and make security investment decisions based on the specific threat levels in the areas where client facilities are located. The two companies will also work together on major, multi-site security outsourcing opportunities. CAP Index is the only source of precise, site-specific, objective crime risk forecasts for the entire United States and Canada.

RESULTS OF OPERATIONS
---------------------

Revenues
Net service revenues for the three months ended March 31, 2000, increased $26.7 million, or 8.1% over the comparable 1999 period. Revenues for the Domestic Industrial segment increased 10.0% over the prior year quarter, due to higher average billing rates, increased permanent guard hours, increased client retention and new business sales. Revenues for the Foreign Industrial segment increased 7.3%, primarily due to a business acquisition in Canada completed late in 1999. Other Segments revenue was flat, as a revenue increase at the Globe Aviation segment from contract repricings was offset by a decline at the Energy/Government segment due to a major contract lost in 1999.

Operating Income
Operating income for the three months ended March 31, 2000, increased $2.4 million, or 13.0%, over the comparable 1999 period. This was driven by increased sales and improvements in risk management and other expenses, which helped to contain rising labor costs in the segments. Domestic Industrial segment operating income increased $3.0 million, largely for similar reasons. Foreign Industrial segment operating income declined $0.9 million, primarily due to United Kingdom operations. The

United Kingdom operations operated at a loss for the quarter, but revised pricing and cost controls began to take effect late in the quarter, helping to narrow losses. Operating income in the Other segments group increased $0.3 million, as an increased operating profit in the Staffing segment offset a reduction in the Energy/Government segment due to contracts lost in 1999.

Costs and Expenses
Cost of services, expressed as a percentage of revenues, increased from 83.9% in 1999 to 84.1% in 2000, primarily as a result of increased labor costs from tight labor markets. Improved experience under Company insurance programs helped to offset labor cost increases. Lower security officer turnover also helped contain costs. Gross margins declined slightly from 16.1% in 1999 to 15.9% in 2000.

Selling, general and administrative expenses ("SG&A"), expressed as a percentage of revenues, were 11.7% and 11.0% for the three months ended March 31, 2000 and 1999, respectively. Excluding a $1.5 million non-recurring favorable insurance settlement in March 1999, SG&A expenses were 11.4% of 1999 revenues. The 2000 increase partially reflects investments made in training programs and in marketing and sales programs.

Depreciation expense for the three months ended March 31, 2000, increased $0.6 million over the comparable 1999 period. The planned increase reflects investments in payroll and scheduling systems, invoicing and financial systems and software, as well as hardware and software investments in SafeToHire.com.

Included in other net expense is the Company's share of Loomis, Fargo net earnings. The Company recorded $0.5 million equity income for the three months ended March 31, 2000 for its share of Loomis, Fargo income, compared to $0.2 million for the same period of 1999. Also included in other expense is amortization of excess purchase price. The $0.6 million decline in three month amortization reflects the full amortization of previous business acquisitions.

Net Interest Expense and Finance Charges
First quarter interest expense increased $1.2 million over 1999, due to higher net funding levels and higher short-term interest rates. Following the implementation of new financial and invoicing systems and software, the Company experienced difficulties in invoicing its customers accurately and on time during late 1999 and early in the first quarter of 2000. These difficulties increased accounts receivable balances and net funding requirements. The Company has corrected the accuracy of invoices and is working to return accounts receivable balances to normal levels.

On March 24, 2000, the Company voluntarily cancelled one of its two outstanding interest rate swap agreements. Proceeds of $0.4 million were received from the cancellation and were credited to interest expense during the quarter.

Liquidity
The Company's liquidity is provided by its operations and financial resources, including the facility for sale of receivables. Net funding, which includes accounts receivable sold through this facility, was as follows (millions of dollars):

                                            March 31,      December 31,
                                              2000              1999
                                           ----------      ------------

Short-term borrowings                       $     2.2       $       3.6
Long-term debt                                  128.8             133.6
Securitized accounts receivable sold            120.0             115.0
Less: Cash and cash equivalents                  (7.7)            (10.4)
                                           ----------      ------------

Total net funding                           $   243.3       $     241.8
                                           ==========      ============

The Company's net funding requirements increased $1.5 million from its December 31, 1999 level. Borrowings under the senior credit facility decreased $5.0 million and funding from the accounts receivable facility increased $5.0 million.

The Company has access to a number of financing sources, including a $120 million accounts receivable securitization facility and a $225 million senior credit facility. As of March 31, 2000, the Company had sold $120.0 million of securitized accounts receivable and had borrowed $128.6 million under the senior credit facility.

The Company's senior credit facility, which carries a $225 million maximum commitment from a group of financial institutions, provides for revolving borrowings and bank letters of credit. Up to $125 million of the facility is available for letters of credit. Borrowing availability under the facility commitment is reduced by the total dollar amount of letters of credit issued and outstanding under the facility, which totaled $46.2 million and $47.1 million at March 31, 2000 and December 31, 1999, respectively. Borrowing capacity under the facility may also be limited by various covenants. The entire bank facility is available through March 31, 2002.

The Company established an additional $12.5 million letter of credit in the fourth quarter of 1999 that was issued outside of the senior credit facility and does not utilize the facility's borrowing capacity. The Company also arranged a temporary additional line of credit in an amount up to $15 million for potential working capital requirements during the transition to new financial and invoicing systems and software. The additional credit facility was not utilized and was cancelled by the Company on February 14, 2000.

Due to the fact that the Company experienced delays in customer invoicing and collection of receivables during implementation of its new financial and invoicing software, the Company arranged an amendment, effective March 15, 2000, to certain financial covenants in its senior credit facility.

Substantially all of the Company's borrowings carry variable or short-term interest rates. To balance the inherent interest rate exposure, the Company utilized two interest rate swap agreements during the first quarter of 2000. See
Item 3, Quantitative and Qualitative Disclosures about Market Risk for more information.

Cash Flow
Cash and cash equivalents decreased $2.7 million for the three months ended March 31, 2000. Operating activities absorbed $0.4 million, as working capital needs increased $4.5 million and payments against the retained liabilities of discontinued operations required $3.0 million. Investing activities used $1.1 million, primarily for capital expenditures.

Cash and cash equivalents decreased $30.8 million for the three months ended March 31, 1999, primarily from reduced utilization of the Company's accounts receivable facility.

The Company believes that cash flow from operations, together with existing cash and current borrowing capacity, is adequate to meet its capital needs.

Year 2000
As a direct result of the Company's Year 2000 preparation, the date change from 1999 to 2000 had no material impact on the Company's IT systems and non-IT systems. No system or software failure related to Year 2000 issues was noted within the Company and no material problems were encountered with third-party vendor systems. The Company also expects no future business interruption due to the Year 2000 issue. However, the Company did experience some difficulties which were unrelated to the Year 2000 in the implementation of its new financial and invoicing systems and software. The impact of such implementation difficulties is discussed above under the Net Interest Expense and Finance Charges section.

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

               ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Interest Rate Risk
The Company has limited financial markets risk exposures that are primarily related to changes in interest rates. The Company's policy is to balance its interest rate exposure, which it may manage with interest rate swap agreements. Following the repurchase of the Company's fixed-rate senior subordinated notes in June 1999, substantially all of the Company's funding carries variable rates of interest. As of March 31, 2000, approximately $129 million was financed through the senior credit facility, which carries interest rates based on LIBOR and the prime rate. Approximately $120 million was funded from the accounts receivable securitization facility, which is discounted at rates based on short-term commercial paper.

Under current and expected market conditions, the Company believes near-term interest rate movements will not have a material negative impact on its results of operations. To reduce exposure to market interest rate volatility, the Company utilized two interest rate swap agreements during the three months ended March 31, 2000. The agreements helped protect the Company from rising market interest rates. Both swap agreements provide that the Company receive variable rate payments based on 3-month LIBOR and pay fixed rate payments based on the terms of each swap. The differential paid or received on the swap agreements was recognized as an adjustment to interest expense in the period earned or incurred. Both swaps call for settlement payments on a quarterly basis. The contract terms are as follows:

                 Termination        Notional       Fixed Payment     Floating
                     Date            Amount             Rate           Rate
                -------------    --------------    -------------   -------------

Swap I          June 15, 2000    US $25,000,000        5.638%      3-Month LIBOR

Swap II         June 15, 2001    US $50,000,000        6.015%      3-Month LIBOR

On March 24, 2000, the Company voluntarily cancelled the Swap II agreement. Proceeds of $0.4 million were received from the early termination and were credited to interest expense during the quarter. Swap I was not terminated.

The Company does not use derivative instruments for speculative purposes.

Foreign Currency Risk
Currently, the Company does not use foreign currency forward contracts and believes it does not have any material foreign currency exposures.

Labor Market Risk
The Company's business is labor intensive and is exposed to the availability of qualified personnel and the cost of labor. United States labor market contractions caused by high economic growth or other factors may increase the Company's direct costs through higher wages and increased amounts of unbilled overtime. To help manage labor market fluctuations, the Company's customer agreements typically allow for billing rate adjustments based on law changes, rulings or collective bargaining agreements that increase the Company's wage rates. However, competitive pricing conditions in the industry may constrain the Company's ability to increase its billing rates to cover such increased costs.

                           PART II. OTHER INFORMATION
                                    -----------------

Item 1. Legal Proceedings
        -----------------
        Inapplicable.


Item 2. Changes in Securities
        ---------------------
        Inapplicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------
        Inapplicable.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Inapplicable.


Item 5. Other Information
        -----------------
        Inapplicable.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits:
             27- Financial Data Schedule.

        (b)  Reports on Form 8-K:
             The Company filed a Form 8-K on January 10, 2000, under Item 5, Other Events, that reported a Third Amendment, dated December 16, 1999, to the Amended and Restated Credit Agreement dated as of June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   Burns International Services Corporation
                 --------------------------------------------
                                 (Registrant)



                           By /s/ James F. Froisland
                 --------------------------------------------
                                  (Signature)

                              James F. Froisland
                  Vice President and Chief Financial Officer

                 (Principal Financial and Accounting Officer)



Date: May 12, 2000