Form 10-Q
period 2000-06-30
BURNS INTERNATIONAL SERVICES CORP
filed 2000-08-14
CIK 817945

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                               QUARTERLY REPORT


                       Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                     For the Quarter Ended June 30, 2000
                        Commission file number: 1-5529

                   BURNS INTERNATIONAL SERVICES CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                 13-3408028
----------------------------------------            ------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)



 200 South Michigan Avenue, Chicago, Illinois                    60604
----------------------------------------------                -----------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:   (312)  322-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____
                                       ---

On July 31, 2000 the registrant had 19,948,884 shares of Common Stock outstanding.

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 2000

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1. Financial Statements

          Consolidated Statement of Operations for
           the Three Months Ended June 30, 2000 and 1999.................................  2
          Consolidated Statement of Operations for
           the Six Months Ended June 30, 2000 and 1999...................................  3
          Condensed Consolidated Balance Sheet
           at June 30, 2000 and December 31, 1999........................................  4
          Condensed Consolidated Statement of Cash Flows for
           the Six Months Ended June 30, 2000 and 1999 ..................................  5
          Notes to the Consolidated Financial Statements ................................  6

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................................ 12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..................... 17


PART II.  OTHER INFORMATION
          -----------------

  Item 1. Legal Proceedings ............................................................. 19

  Item 2. Changes in Securities ......................................................... 19

  Item 3. Defaults Upon Senior Securities ............................................... 19

  Item 4. Submission of Matters to a Vote of Security Holders ........................... 19

  Item 5. Other Information ............................................................. 19

  Item 6. Exhibits and Reports on Form 8-K .............................................. 20

SIGNATURES .............................................................................. 21

                         PART I. FINANCIAL INFORMATION
                                 ---------------------
                         ITEM 1. FINANCIAL STATEMENTS

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                    ----------------------------------
                                                                                      2000                     1999
                                                                                    ----------               ---------
Net service revenues                                                                  $  359.3                $  338.6
Cost of services                                                                         302.7                   284.9
Selling, general and administrative expenses                                              40.6                    36.4
Depreciation                                                                               1.7                     1.3
Other expense, net                                                                         0.1                     1.0
Interest expense and finance charges, net                                                  4.8                     3.9
                                                                                      --------              ----------
   Earnings before income taxes                                                            9.4                    11.1
Provision for income taxes                                                                 3.7                     4.3
                                                                                      --------              ----------
   Earnings before extraordinary item                                                      5.7                     6.8
Extraordinary item:
Loss from early extinguishment of debt                                                      --                   (12.1)
                                                                                      --------               ---------
   Net earnings (loss)                                                                $    5.7               $    (5.3)
                                                                                      ========               =========

Earnings (loss) per common share - basic:

   Earnings before extraordinary item                                                 $   0.28               $    0.30
   Extraordinary item                                                                       --                   (0.53)
                                                                                      --------               ---------
   Net earnings (loss) per share                                                      $   0.28               $   (0.23)
                                                                                      ========               =========

Earnings (loss) per common share - diluted:

   Earnings before extraordinary item                                                 $   0.28               $    0.29
   Extraordinary item                                                                       --                   (0.52)
                                                                                      --------               ---------
   Net earnings (loss) per share                                                      $   0.28               $   (0.23)
                                                                                      ========               =========

Comprehensive earnings:
Net earnings (loss)                                                                   $    5.7               $    (5.3)
Other comprehensive earnings (loss):
   Currency translation adjustment, net of $1.5 tax
   benefit in 2000 and $0.1 tax expense in 1999                                           (2.2)                    0.1
                                                                                      --------               ---------
   Comprehensive earnings (loss)                                                      $    3.5               $    (5.2)
                                                                                      ========               =========

   (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (Millions of dollars, except per share)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------------
                                                                                      2000                    1999
                                                                                 -------------          ----------------
Net service revenues                                                                 $   716.5                $   669.1
Cost of services                                                                         603.0                    562.3
Selling, general and administrative expenses                                              82.3                     72.6
Depreciation                                                                               3.5                      2.5
Other expense, net                                                                         0.5                      2.3
Interest expense and finance charges, net                                                  9.8                      7.7
                                                                                 -------------          ---------------
   Earnings before income taxes                                                           17.4                     21.7
Provision for income taxes                                                                 6.9                      8.4
                                                                                 -------------          ---------------
   Earnings before extraordinary item                                                     10.5                     13.3
Extraordinary item:
Loss from early extinguishment of debt                                                      --                    (12.1)
                                                                                 -------------          ---------------
   Net earnings                                                                      $    10.5               $      1.2
                                                                                 =============          ===============

Earnings (loss) per common share - basic:

   Earnings before extraordinary item                                                  $  0.53                $    0.57
   Extraordinary item                                                                       --                    (0.52)
                                                                                 -------------           --------------
   Net earnings per share                                                              $  0.53                $    0.05
                                                                                 =============           ==============

Earnings (loss) per common share - diluted:

   Earnings before extraordinary item                                                 $   0.52                 $   0.56
   Extraordinary item                                                                    --                       (0.51)
                                                                                 -------------           --------------
   Net earnings per share                                                             $   0.52                 $   0.05
                                                                                 =============           ==============

Comprehensive earnings (loss):
Net earnings                                                                          $   10.5                $     1.2
Other comprehensive earnings:
   Currency translation adjustment, net of $1.6 tax
   benefit in 2000 and $0.1 tax expense in 1999                                           (2.4)                     0.2
                                                                                 -------------          ---------------
   Comprehensive earnings                                                            $     8.1                $     1.4
                                                                                 =============          ===============

  (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                             (Millions of dollars)

                                                                               June 30,           December 31,
ASSETS                                                                           2000                 1999
----------------------------------------------------------------------   ------------------    -----------------
    Cash and cash equivalents                                                       $ 10.1               $ 10.4
    Receivables, net                                                                  44.8                 59.9
    Income tax receivable, net                                                          --                 32.1
    Other current assets                                                             112.7                 71.9
                                                                         -----------------     ----------------
        Total current assets                                                         167.6                174.3

    Property and equipment, at cost                                                   41.6                 43.3
        Less accumulated depreciation                                                 18.3                 19.7
                                                                         -----------------     ----------------
    Net property and equipment                                                        23.3                 23.6

    Net excess purchase price over net assets acquired                               104.2                107.1
    Deferred tax asset, net                                                            5.7                  5.7
    Other assets                                                                      37.5                 33.0
                                                                         -----------------     ----------------
       Total assets                                                                 $338.3               $343.7
                                                                         =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

    Overdraft facilities                                                             $ 0.1               $  3.6
    Accounts payable and accrued expenses                                            110.8                125.1
                                                                         -----------------     -----------------
       Total current liabilities                                                     110.9                128.7

   Long-term debt                                                                    137.2                133.6
   Other long-term liabilities                                                        51.0                 50.7


   Common stock                                                                        0.2                  0.2
   Other shareholders' equity                                                         39.0                 30.5
                                                                         -----------------     ----------------
       Total shareholders' equity                                                     39.2                 30.7

                                                                         -----------------     ----------------
       Total liabilities and shareholders' equity                                   $338.3               $343.7
                                                                         =================     ================

  (The accompanying notes are an integral part of these financial statements)

    BURNS INTERNATIONAL SERVICES CORPORATION AND CONSOLIDATED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                             (Millions of dollars)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      ---------------------------------
OPERATING:                                                                              2000                     1999
                                                                                      --------                ---------
  Continuing Operations:
Earnings from continuing operations                                                   $   10.5                $    13.3
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Non-cash adjustments to earnings:
      Depreciation and amortization                                                        5.2                      5.4
      Other, net                                                                           3.3                      0.4
    Changes in assets and liabilities:
      Decrease in receivables                                                             17.4                      3.8
      Decrease in other current assets                                                    31.2                      1.0
      Net change in accounts payable and accrued expenses                                (10.2)                    14.1
      Net change in other long-term assets and liabilities                                (4.4)                   (11.0)
                                                                                      --------                ---------
    Net cash provided by continuing operations                                            53.0                     27.0
Net cash used in discontinued operations                                                  (4.1)                    (5.4)
                                                                                      --------                ---------
        Net cash provided by operating activities                                         48.9                     21.6
INVESTING:
Capital expenditures                                                                       (3.8)                   (5.5)
Net cash paid for acquisitions                                                               --                    (2.0)
Other, net                                                                                  0.3                     0.2
                                                                                      ---------               ---------
        Net cash used in investing activities                                              (3.5)                   (7.3)
                                                                                      ---------               ---------
FINANCING:
(Decrease) increase in overdraft facility                                                  (3.5)                    0.6
Increase in debt outstanding under revolving credit facility                                3.6                   108.0
Retirement of long-term debt                                                                 --                  (140.9)
(Decrease) increase in receivables sold                                                   (43.8)                   18.6
Treasury shares acquired                                                                     --                   (81.7)
Other, net                                                                                 (2.0)                    2.3
                                                                                      ---------               ---------
        Net cash used in financing activities                                             (45.7)                  (93.1)
                                                                                      ---------               ---------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                 (0.3)                  (78.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           10.4                   105.7
                                                                                      ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $    10.1               $    26.9
                                                                                      =========               =========

   (The accompanying notes are an integral part of these financial statements)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   (1) The financial statements of Burns International Services Corporation and consolidated subsidiaries ("the Company") have been prepared in accordance with the instructions to Form 10-Q. The statements are unaudited, but include all adjustments, consisting of normal recurring items, which the Company considers necessary for a fair presentation of the information set forth herein. The results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. Certain previously reported 1999 amounts have been reclassified to conform to the current 2000 presentation.

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

The Company recorded $0.7 million equity income for the three months ended June 30, 2000 for its share of Loomis, Fargo income, compared to $0.4 million for the same period in 1999. Equity income for the six months ended June 30, 2000 was $1.2 million, versus $0.6 million for the same period in 1999. The Company does not guarantee the indebtedness of Loomis, Fargo nor is it required to fund Loomis, Fargo's future operations.

   (3) On May 29, 1998, the Company sold its electronic security services business to ADT Security Services, a subsidiary of Tyco International, Ltd. On May 29, 1998, the Company also sold its courier services business. Both businesses were carried as discontinued operations prior to their disposals. The Company remains liable on certain retained liabilities from both businesses. Payments on the retained liabilities are reflected in the discontinued operations section of the Consolidated Statement of Cash Flows.

   (4) The Company's provision for income taxes for the three and six month periods ended June 30, 2000 and June 30, 1999 reflect estimated annual tax rates for the year applied to federal, state and foreign income.

   (5) Other expense, net is comprised of the following:

                                                           Three Months Ended                           Six Months Ended
                                                                June 30,                                    June 30,
                                                     -------------------------------             --------------------------
(millions of dollars)                                   2000                 1999                    2000           1999
                                                     -------------        ----------             ----------      ----------
Loomis, Fargo (income)                                 $  (0.7)              $ (0.4)               $  (1.2)          $ (0.6)
Excess purchase price amortization                         0.8                  1.4                    1.7              2.9
                                                     ---------            ---------              ---------        ---------
Total other expense, net                               $   0.1               $  1.0                $   0.5           $  2.3
                                                     =========            =========              =========        =========

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

   (7) Earnings per common share are based on average common shares outstanding and common share equivalents. Common share equivalents recognize the dilutive effects of common shares which may be issued in the future upon exercise of certain stock options. The number of shares used in the computation of earnings per share were as follows:

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                              -------------------------          -------------------------
   (in thousands of shares)                                      2000           1999               2000            1999
                                                              ---------       ---------          ---------       ---------
   Basic EPS
     Average common shares outstanding                           19,913           22,914            19,843          23,319

   Diluted EPS
     Common share equivalents                                       214              505               214             504
                                                              ---------          -------           -------          ------
     Average common shares outstanding
     and common share equivalents                                20,127           23,419            20,057          23,823
                                                              =========          =======           =======          ======

On October 26, 1999, the Board of Directors approved a Stockholder Rights Plan (the "Plan") for the Company. If a distribution were to occur under the Plan, then earnings per share would be affected by the resultant increase in the number of common share equivalents. The Plan was amended on August 7, 2000, pursuant to a proposed merger with Securitas AB. (See Part II, Item 5 for information on the amendment).

   (8) The allowance for doubtful accounts was $6.7 million at June 30, 2000 and $8.0 million at December 31, 1999, respectively. The accumulated amortization of excess purchase price over net assets acquired was $18.6 million at June 30, 2000 and $17.9 million at December 31, 1999.

   (9) Burns International Services Corporation and selected subsidiaries have an agreement to sell a revolving pool of trade accounts receivable to a special purpose subsidiary. Sales of trade accounts receivable to the special purpose subsidiary reduce net receivables in the Consolidated Balance Sheet. At June 30, 2000 and December 31, 1999, net receivables reflect reductions for accounts receivable sold to the subsidiary of $168.0 million and $171.9 million, respectively.

Under the accounts receivable facility, the special purpose subsidiary can sell to third parties up to a $120.0 million undivided interest in the accounts receivable. The subsidiary's retained and unsold interest in the receivables is considered an interest in a security and is included in "Other current assets." At June 30, 2000, and December 31, 1999, "Other current assets" included $88.0 million and $51.9 million, respectively, of unsold interests in the subsidiary's accounts receivable. The fair values of the unsold interests approximate the carrying values due to the short-term nature of the receivables.

Also included in "Other current assets" is $8.8 million and $5.0 million, at June 30, 2000 and December 31, 1999, respectively, representing interest-bearing cash deposits held in trust under the terms of the agreement. The deposits represent proceeds of collections held back based on the amount of eligible receivables in the pool. The Company's retained interests in the receivables and cash deposits are generally restricted.

   (10) Supplemental Cash Flow Information:
Net cash payments for interest and income taxes were as follows:

                                                     Six Months Ended
                                                         June 30,
                                              --------------------------------
           (millions of dollars)                   2000            1999
                                              --------------- ---------------
           Interest paid                           $   9.2          $ 10.4
           Income taxes (refunded) paid              (35.1)            2.8


   (11) The following tables summarize the capitalization of the Company at June 30, 2000 and December 31, 1999:

                                                                     June 30, 2000                     December 31, 1999
                                                             -------------------------------     -------------------------------
 DEBT
 (millions of dollars)                                          Current          Long-Term           Current         Long-Term
                                                             -------------     -------------     --------------    -------------
  9-5/8% senior subordinated notes
  due 2007                                                     $       --       $        0.2             $  --          $    0.2

     Senior credit facility (at an average rate of 8.6%
     in 2000 and 7.7% in 1999)                                         --              137.0                --             133.4

     Overdraft facilities (at an average rate of 7.5% in
     2000 and 6.9% in 1999)                                            0.1                --                3.6               --
                                                               -------------    -------------      -------------    -------------
 Total short-term and long-term debt                           $       0.1      $      137.2              $ 3.6         $  133.6
                                                               ==============   =============      =============    =============

The Company's senior credit facility, which carries a $225 million maximum commitment from a group of financial institutions, provides for revolving borrowings and bank letters of credit. Up to $125 million of the facility is available for letters of credit. Borrowing availability under the facility commitment is reduced by the total dollar amount of letters of credit issued and outstanding under the facility, which totaled $46.2 million and $47.1 million at June 30, 2000 and December 31, 1999, respectively. Borrowing capacity under the facility may also be limited by various covenants. The entire bank facility is available through March 31, 2002. The Company also maintains a $12.5 million letter of credit that was issued outside of the senior credit facility, and that does not utilize the facility's borrowing capacity.

Due to the delays in customer invoicing and collection of receivables experienced in late 1999 and early in 2000, the Company experienced borrowing requirements that were higher than normal. As a consequence, the Company arranged an amendment, dated March 3, 2000, to certain financial covenants as of March 31, 2000 and June 30, 2000, in its senior credit facility.

SHAREHOLDERS' EQUITY                                                                June 30,                 December 31, 1999
(millions of dollars)                                                                 2000
                                                                              ----------------------     --------------------------
Common stock                                                                          $   0.2                    $   0.2
Capital in excess of par value                                                           38.0                       37.6
Retained earnings                                                                        94.4                       83.9
Accumulated comprehensive loss                                                           (3.7)                      (1.3)
                                                                              ----------------------     --------------------------
                                                                                        128.9                      120.4
Less treasury common stock, 7,148,207 shares in
2000 and 1999, at cost                                                                  (89.7)                     (89.7)
                                                                              ----------------------     --------------------------

   Total shareholders' equity                                                          $ 39.2                     $ 30.7
                                                                              ======================     ==========================

The accumulated comprehensive loss balances for both periods consist solely of currency translation adjustments, net of tax.

CAPITAL STOCK - NUMBER OF SHARES                               June 30,                   December 31,
                                                                 2000                         1999
                                                        -----------------------    ---------------------------
Common stock, $.01 par value:
   Authorized                                                   50,000,000                 50,000,000
   Issued                                                       24,342,799                 24,096,849
   Outstanding                                                  19,914,592                 19,668,642

Series I non-voting common stock, $.01 par value:
   Authorized                                                   25,000,000                 25,000,000
   Issued                                                        2,720,000                  2,720,000
   Outstanding                                                          --                         --

Preferred stock, $.01 par value:
   Authorized                                                    5,000,000                  5,000,000
   Issued and Outstanding                                               --                         --

   (12) The Company and certain of its current and former subsidiaries have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at several hazardous waste disposal sites under the Comprehensive Environmental

Response, Compensation and Liability Act ("Superfund") and equivalent state laws and, as such, may be liable for the cost of cleanup and other remedial activities at these sites. Responsibility for cleanup and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula. The Company believes that none of these matters individually or in the aggregate will have a material adverse effect on its financial position or future operating results, generally either because the maximum potential liability at a site is not large or because liability will be shared with other PRPs, although no assurance can be given with respect to the ultimate outcome of any such liability. Based on its estimate of allocations of liability among PRPs, the probability that other PRPs, many of whom are large, solvent public companies, will fully pay the costs allocated to them, currently available information concerning the scope of contamination at such sites, estimated remediation costs at such sites, indemnification obligations in favor of the Company from the current owners of certain sold or discontinued operations, estimated legal fees and other factors, the Company has made provisions for indicated environmental liabilities in the aggregate amount of approximately $2 million. Additionally, the Company will be indemnified by its former subsidiary, BorgWarner Inc., against certain future costs relating to environmental liabilities associated with certain former automotive operations.

The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

    (13) The Company provides security officers to deter crime, monitor electronic security systems and control public and private access to facilities, and it performs general investigative services and background screening of individuals, primarily upon their consideration for employment by a client. The Company also offers non-security related services to customers through its temporary employee leasing operation, Burns International Staffing ("Staffing"). The Company's largest segment, Domestic Industrial, provides security services to clients in a wide variety of industries across the United States. Industrial security segments in Canada, Europe and Colombia serve similar industries abroad and are aggregated into the Foreign Industrial segment. The unique security needs of the aviation industry, and the regulated and governmental sectors of the economy are serviced by the Company's Globe Aviation and Energy/Government segments. These two segments, along with the Investigative Services, SafeToHire.com (background screening) and Staffing segments, are grouped together and reported as "Other Segments".

The segments are evaluated based primarily on operating income before corporate administrative expenses, interest expense, finance charges and taxes. The Company does not allocate assets to individual segments because asset deployment is not material for management of the business. Information concerning the segments is set forth below:

                                                          Domestic         Foreign          Other
(millions of dollars)                                    Industrial       Industrial       Segments        Consolidated
                                                       --------------------------------------------------------------------
Three Months Ended June 30, 2000:
Revenue                                                   $  273.2          $  32.1        $   54.0           $  359.3
Operating Income (Loss)                                       18.2             (0.4)            2.6               20.4

Three Months Ended June 30, 1999:
Revenue                                                   $  253.2          $  32.5        $   52.9           $  338.6
Operating Income                                              16.1              2.0             0.6               18.7

Six Months Ended June 30, 2000:
Revenue                                                   $  542.7          $  67.6        $  106.2           $  716.5
Operating Income (Loss)                                       37.4             (0.6)            4.4               41.2

Six Months Ended June 30, 1999:
Revenue                                                   $  498.2          $  65.6        $  105.3           $  669.1
Operating Income                                              32.3              2.7             2.1               37.1

The following reconciles consolidated segment operating income to consolidated earnings before income taxes:

                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                         ----------------------------------       ----------------------------------
(millions of dollars)                                         2000               1999                  2000               1999
                                                         ---------------    ---------------       ---------------     --------------
Consolidated segment operating income                        $  20.4           $  18.7               $   41.2            $  37.1
Unallocated items, net                                          (6.9)             (4.1)                 (15.2)              (8.3)
Equity income in joint venture                                   0.7               0.4                    1.2                0.6
Interest expense                                                (4.8)             (3.9)                  (9.8)              (7.7)
                                                         ---------------    ---------------       ---------------     --------------
Consolidated earnings before
    income taxes                                             $   9.4           $  11.1               $   17.4            $  21.7
                                                         ===============    ===============       ===============     ==============

Unallocated items include corporate administrative expense and operating charges not used in evaluating segment performance.

    (14) On June 26, 2000, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, which delays the mandatory implementation date of SAB No. 101 - Revenue Recognition in Financial Statements, until the fourth quarter of 2000. The Company has not fully determined the impact SAB No. 101 will have upon its financial position or results of operations.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS
------------------

On August 3, 2000, the Company and Securitas AB, jointly announced that they have signed a definitive merger agreement in which Securitas will acquire all of the Company's outstanding shares. Securitas is a Swedish corporation (SSE:SECU) providing security services worldwide. In the United States, Securitas provides services through its Pinkerton subsidiary.

Pursuant to the agreement, Securitas will pay $21.50 per share for each outstanding share of Company common stock. This offer represents a 62 percent premium over the closing price of Company common stock on Wednesday, August 2, 2000. The Company currently has approximately 19.9 million shares of common stock outstanding. Including debt and other financial obligations, the transaction has a total value of approximately $650 million.

The transaction will be a cash tender offer for all Company shares, followed by a cash merger to acquire any shares not previously tendered. As a result of the transaction, the Company will become a wholly owned subsidiary of Securitas. The Company has granted Securitas an option to purchase up to 19.9 percent of Company shares under certain circumstances. In addition, the directors and certain executives of the Company have committed to tender their shares, aggregating approximately 4.5 percent, pursuant to the tender offer. The transaction has been approved by the Boards of Directors of both Securitas and the Company.

The offer will be conditioned upon, among other things, a majority of the shares being properly tendered, as well as the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSRA"). The HSRA notification was filed on August 4, 2000.

The Tender Offer Statement, on Schedule TO, was filed by Securitas AB and Securitas Acquisition Corporation on August 7, 2000. The Company filed a Form 14D-9 on August 7, 2000, with recommendations to Company shareholders regarding the Tender Offer Statement.

In connection with the tender offer, the Company filed a form 8-A/A on August 7, 2000, amending the Company's shareholder rights plan. (See Part II, Item 5).

RESULTS OF OPERATIONS
---------------------

Revenues
Net service revenues for the three months ended June 30, 2000, increased $20.7 million, or 6.1% over the comparable 1999 period. Three-month revenues for the Domestic Industrial segment increased $20.0 million, or 7.9%, over the prior year quarter, due to higher average billing rates, increased permanent and temporary guard hours, and increased client retention. Three-month revenues in the Foreign Industrial segment decreased $0.4 million versus 1999. This was due to an increase in Canada from a late 1999 business acquisition which was offset by a decrease in the United Kingdom due to the cancellation of low margin contracts and a declining exchange rate. Three-month revenues for Other segments increased $1.1 million, primarily due to new business and contracts repricing at Globe Aviation and increased volume at Staffing and Investigative Services. A revenue decline at Energy/Government was due to a major contract lost in 1999.

Net service revenues for the six months ended June 30, 2000, increased $47.4 million, or 7.1%, over the same period of 1999. Six-month Domestic Industrial segment revenues increased 8.9%, for reasons previously stated. Six-month Foreign Industrial segment revenue increased 3.0% and Other segments revenue rose 0.9%.

Operating Income
Operating income for the three months ended June 30, 2000, increased $1.7 million, or 9.1%, over the comparable 1999 period. Three-month Domestic Industrial operating income increased by $2.1 million, or 13.0%, as improvements in risk management and other expenses helped to contain rising labor rates and higher levels of non-reimbursable security officer overtime. Foreign Industrial operating income declined $2.4 million, principally due to a United Kingdom operating loss for the quarter. Other segments operating income increased $2.0 million, as operating profit at Globe Aviation rose $1.7 million from recent contracts repricing, and operating profit at Staffing increased $0.6 million as a result of increased service revenue. Operating income at Energy/Government was lower due to a major contract lost in 1999.

Operating income for the six months ended June 30, 2000, increased $4.1 million, or 11.1%, versus 1999. Six-month Domestic Industrial operating income increased $5.1 million, or 15.8%, for reasons previously stated. Six-month Foreign Industrial operating income decreased $3.3 million and operating income from Other segments rose $2.3 million during the same period.

Costs and Expenses
Expressed as a percentage of revenues, cost of services for the second quarter increased from 84.1% in 1999 to 84.2% in 2000. The Company experienced continued high payroll costs from tight labor markets and a rising level of security officer unbilled overtime. The increased costs have affected gross margins for the second quarter, as they declined from 15.9% in 1999 to 15.8% in 2000. To combat the cost pressure, the Company will continue to negotiate price increases and build some overtime costs into its normal billing rates. Six-month cost of services also rose, from 84.0% in 1999 to 84.2% in 2000, reflecting the upward trends in payroll costs.

Selling, general and administrative expenses ("SG&A"), expressed as a percentage of revenues, were 11.3% and 10.8% for the three months ended June 30, 2000 and 1999, respectively. The increase partially reflects investments made in training programs and in marketing and sales programs. SG&A expenses were 11.5% and 10.9% for the six months ended June 30, 2000 and 1999, respectively.

Three-month SG&A comparisons are impacted by a $0.02 per share gain in the second quarter of 1999, associated with an insurance settlement and other non-recurring items of income and expense. The gain primarily related to SG&A expense. Six-month 1999 SG&A expense also reflects a $1.5 million favorable insurance settlement in March 1999.

Depreciation expense for the three and six months ended June 30, 2000, increased $0.4 million and $1.0 million, respectively, over the comparable 1999 periods. The increase reflects technology investments in payroll and scheduling systems, invoicing and financial systems and software, as well as hardware and software investments in SafeToHire.com (background screening).

The Company's share of Loomis, Fargo net earnings is included in other expense, net. The Company recorded $0.7 million equity income for the three months ended June 30, 2000, compared to $0.4 million for the same period in 1999. Equity income for the six months ended June 30, 2000 was $1.2 million, versus $0.6 million for the same period in 1999. Also included in other expense is amortization of excess purchase price. The $0.6 million three-month decline and $1.2 million six-month decline in amortization reflects the full amortization of previous business acquisitions.

Net Interest Expense and Finance Charges
Three-month and six-month interest expense increased $0.9 million and $2.1 million, respectively, over the equivalent 1999 periods. Both increases are due to higher net funding levels, higher short-term interest rates and bank amendment fees. Following the implementation of new financial and invoicing systems and software, the Company experienced difficulties in invoicing its customers accurately and on time during late 1999 and early in 2000. These difficulties increased accounts receivable balances and net funding requirements. The Company corrected the accuracy of invoices, but accounts receivable balances remain higher than normal.

On March 24, 2000, the Company voluntarily cancelled one of two outstanding interest-rate swap agreements. Proceeds of $0.4 million were received from the cancellation and were credited to interest expense during the quarter. The second swap agreement remained in use until its scheduled termination date of June 15, 2000. Currently, the Company has no outstanding swap agreements.

Extraordinary Item
On June 10, 1999, the Company repurchased $124.8 million gross principal amount of 9 5/8% senior subordinated notes due 2007 at a premium of 12.35%. Total consideration paid plus related fees was $140.9 million, including a $3.1 million consent payment. Associated with the repurchase, the Company recorded a $12.1 million extraordinary loss (net of a $7.8 million tax benefit) to capture the call premium paid, cash fees paid on the transaction and the associated write-off of unamortized finance charges.

Liquidity
The Company's liquidity is provided by its operations and available sources of funding, including the facility for sale of receivables. Net funding, which includes accounts receivable sold through this facility, was as follows:

                                                                               June 30,            December 31, 1999
(millions of dollars)                                                            2000
                                                                         ---------------------    ---------------------
Short-term borrowings and other long-term debt                               $      0.3               $      3.8
Borrowings under senior credit facility                                           137.0                    133.4
Receivables sold through securitization facility                                   80.0                    120.0
Less: Funds held in trust under securitization facility                            (8.8)                    (5.0)
Less: Cash and cash equivalents                                                   (10.1)                   (10.4)
                                                                         ---------------------    ---------------------

Total net funding                                                            $    198.4               $    241.8
                                                                         =====================    =====================

The Company's net funding requirements decreased $43.4 million from its December 31, 1999 level, principally due to declining receivables levels and a $33.7 million Federal tax refund received in the second quarter of 2000. Borrowings under the senior credit facility increased $3.6 million and net funding from the accounts receivable securitization facility decreased $43.8 million.

The Company has access to a number of financing sources, including a $120 million accounts receivable securitization facility and a $225 million senior credit facility. As of June 30, 2000, the Company had sold $80.0 million of securitized accounts receivable and had borrowed $137.0 million under the senior credit facility.

The Company's senior credit facility, which carries a $225 million maximum commitment from a group of financial institutions, provides for revolving borrowings and bank letters of credit. Up to $125 million of the facility is available for letters of credit. Borrowing availability under the facility commitment is reduced by the total dollar amount of letters of credit issued and outstanding under the facility, which totaled $46.2 million and $47.1 million at June 30, 2000 and December 31, 1999, respectively. Borrowing capacity under the facility may also be limited by various covenants. The entire bank facility is available through March 31, 2002. The Company also maintains a $12.5 million letter of credit that was issued outside of the senior credit facility, and that does not utilize the facility's borrowing capacity.

Due to the delays in customer invoicing and collection of receivables experienced in late 1999 and early in 2000, the Company experienced borrowing requirements that were higher than normal. As a consequence, the Company arranged an amendment, dated March 3, 2000, to certain financial covenants as of March 31, 2000 and June 30, 2000, in its senior credit facility.

Funding capacity under the accounts receivable securitization facility is partially determined by the level of receivables eligible for sale under the facility and by reserves required under the facility. The Company's receivables portfolio was as follows:

                                                                               June 30,            December 31, 1999
(millions of dollars)                                                            2000
                                                                         ---------------------    ---------------------
Receivables, net                                                              $    44.8               $     59.9
Retained interest in trade receivables sold                                        88.0                     51.9
Receivables sold through securitization facility                                   80.0                    120.0
                                                                         ---------------------    ---------------------

Total receivables portfolio                                                   $   212.8               $    231.8
                                                                         =====================    =====================

Substantially all of the Company's funding carries variable or short-term interest rates. To balance the inherent interest rate exposure, the Company utilized two interest rate swap agreements during the first quarter of 2000, and one swap agreement during the second quarter of 2000. See Item 3, Quantitative and Qualitative Disclosures about Market Risk for more information.

Cash Flow
Cash and cash equivalents decreased $0.3 million for the six months ended June 30, 2000. Continuing operations provided $53.0 million, including a $33.7 million Federal tax refund received in the second quarter of 2000. Discontinued operations required $4.1 million, which reflects payments made on retained liabilities related to insurance deductibles. Investing activities absorbed $3.5 million, primarily from spending in information technology.

Cash and cash equivalents decreased $78.8 million for the six months ended June 30, 1999, primarily from second quarter common stock repurchases.

The Company believes that cash flow from operations, together with existing cash and current borrowing capacity, is adequate to meet its capital needs.

              ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

Interest Rate Risk
The Company has limited financial markets risk exposures that are primarily related to changes in interest rates. The Company's policy is to balance its interest rate exposure, which it may manage with interest rate swap agreements. Substantially all of the Company's funding carries variable rates of interest. As of June 30, 2000, approximately $137 million was financed through the senior credit facility, which carries interest rates based on LIBOR and the prime rate. Approximately $80 million was funded from the accounts receivable securitization facility, which is discounted at rates based on short-term commercial paper.

Under current and expected market conditions, the Company believes near-term interest rate movements will not have a material negative impact on its results of operations. To reduce exposure to market interest rate volatility, the Company maintained two interest-rate swap agreements during the first quarter of 2000, and one swap agreement during the second quarter of 2000. The agreements helped protect the Company from rising market interest rates. Both swap agreements provided that the Company receive variable-rate payments based on 3-month LIBOR and pay fixed-rate payments based on the terms of each swap. The differential paid or received on the swap agreements was recognized as an adjustment to interest expense in the period earned or incurred. Both swaps called for settlement payments on a quarterly basis. The contract terms were as follows:

                          Termination                    Notional                  Fixed Payment                    Floating
                              Date                        Amount                        Rate                          Rate
                      ---------------------       ------------------------      ---------------------        --------------------
Swap I                   June 15, 2000                US $25,000,000                   5.638%                     3-Month LIBOR

Swap II                  June 15, 2001                US $50,000,000                   6.015%                     3-Month LIBOR

On March 24, 2000, the Company voluntarily cancelled the Swap II agreement. Proceeds of $0.4 million were received from the early termination and were credited to interest expense in the first quarter of 2000. Swap I remained in use until its scheduled termination date of June 15, 2000. Currently, the Company has no outstanding swap agreements.

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

                          PART II. OTHER INFORMATION
                                   -----------------

Item 1. Legal Proceedings
        -----------------
        Inapplicable.

Item 2. Changes in Securities
        ---------------------
        Inapplicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------
        Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On April 24, 2000, the Company held its annual meeting of stockholders. At such meeting, Arthur F. Golden, Dale W. Lang and Andrew McNally IV were elected as directors to serve for a term expiring in 2003. Each of John A. Edwardson, James J. Burke, Jr., Albert J. Fitzgibbons, III, Terry L. Lengfelder, Robert A. McCabe, Alexis P. Michas and S. Jay Stewart continued to serve as directors following the meeting. At such meeting, the following votes were cast in the election of directors:

                                    For                      Withheld
                            ---------------------      ---------------------
Arthur F. Golden                 12,473,758                  174,212
Dale W. Lang                     12,476,526                  171,444
Andrew McNally IV                12,476,558                  171,412

At such meeting, the selection of Deloitte & Touche, LLP as auditors was approved by the following votes:

         For                        Against                    Abstain
-----------------------       ---------------------      ---------------------
      12,632,481                     8,365                      7,124


Item 5.   Other Information
          -----------------
          The Company filed a Form 8-A/A on August 7, 2000, under Item 1, Description of Registrant's Securities to be Registered, that describes amendments to the Form 8-A filed by the Company on November 5, 1999, and, under Item 2, Exhibits, filed a copy of the Amendment to the Rights Agreement.

          The Company filed a Form 14D-9 on August 7, 2000, with recommendations to Company shareholders regarding the Tender Offer Statement, on Schedule TO, filed by Securitas AB and Securitas Acquisition Corporation on August 7, 2000.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits:
              27- Financial Data Schedule.

          (b) Reports on Form 8-K:
              The Company filed a Form 8-K on August 3, 2000, under Item 5, Other Events, that reported the proposed Agreement and Plan of Merger between the Company, Securitas AB and Securitas Acquisition Corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Burns International Services Corporation
         ---------------------------------------------------------
                             (Registrant)



                     By /s/ James M. Froisland
       -------------------------------------------------------
                               (Signature)

                              James M. Froisland
                  Vice President and Chief Financial Officer

                 (Principal Financial and Accounting Officer)




Date: August 14, 2000